Form 10-Q
period 1995-03-31
FAIRCOM INC
filed 1995-05-11
CIK 810827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

    /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              -------   -------

Commission file number 0-15392

                                  Faircom Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                                87-0394057
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               333 Glen Head Road, Old Brookville, New York 11545
                    (Address of principal executive offices)

                                 (516) 676-2644
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
  ------    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995:

 Common Stock, par value $.01                                      7,378,199
 ----------------------------                                 ------------------
    (Title of each class)                                     (Number of Shares)

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended    Three months ended
                                                March 31, 1995        March 31, 1994
                                                  -----------           -----------
Gross broadcasting revenues                       $ 1,066,603           $ 1,111,830
Less:  agency commissions                            (123,280)             (116,483)
                                                  -----------           -----------

     Net broadcasting revenues                        943,323               995,347
                                                  -----------           -----------

Programming and
     technical expenses                               263,943               247,995
Selling, general and
     administrative expenses                          417,074               412,149
Depreciation and amortization                          60,000                72,900
Corporate expenses                                     71,531                33,762
                                                  -----------           -----------
     Total operating expenses                         812,548               766,806
                                                  -----------           -----------

Income from operations                                130,775               228,541

Interest expense                                     (203,997)             (178,790)
Other income                                           27,534                 2,449
                                                  -----------           -----------
Income (loss) before preferred
     stock dividend requirement of
     subsidiaries and provision for
     appraisal rights                                 (45,688)               52,200
Preferred stock dividend require-
  ment of subsidiaries                                     --                59,055
                                                  -----------           -----------
Net loss                                          $   (45,688)          $    (6,855)
                                                  ===========           ===========
Net loss per common share                         $     (0.01)          $     (0.00)
                                                  ===========           ===========
Weighted average shares
  outstanding used in per
  share computation                                 7,378,199             7,378,199
                                                  ===========           ===========

                                  FAIRCOM INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                   March 31,      December 31,
                                                     1995             1994
                                                --------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                     $      144,948    $     252,276
  Accounts receivable (less allowance
    of $20,000 for possible losses in
    1995 and 1994)                                     727,255          956,321
Prepaid expenses                                        48,151           37,507
                                                --------------    -------------
      Total current assets                             920,354        1,246,104
                                                --------------    -------------

Property and equipment, at cost                      6,067,630        5,940,485
  Less accumulated depreciation and
    amortization                                    (4,794,484)      (4,758,483)
                                                --------------    -------------
  Property and equipment, net                        1,273,146        1,182,002
                                                --------------    -------------
Intangible assets (net of accumulated
  amortization of $416,435 in 1995 and
  $401,435 in 1994)                                  1,727,002        1,742,002
Other assets:
  Deferred financing costs                             239,806          248,805
  Other                                                 70,000           70,000
                                                --------------    -------------
                                                     2,036,808        2,060,807
                                                --------------    -------------
                                                $    4,230,308    $   4,488,913
                                                ==============    =============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                              $       47,925    $      45,039
  Accrued expenses and liabilities                     246,961          285,651
  Taxes payable                                         76,275          121,068
  Current portion of interest payable                  242,149          187,975
  Current portion of long-term debt                    491,201          490,142
  Current portion of obligations under
    capital leases                                      20,662           20,662
                                                --------------    -------------
      Total current liabilities                      1,125,173        1,150,537
                                                --------------    -------------

Long-term debt, less current portion                 8,197,883        8,347,547
Interest payable, less current portion                 586,191          618,628
Obligations under capital leases,
  less current portion                                  14,346           19,798
Appraisal rights liability                             712,000          712,000
                                                --------------    -------------
      Total liabilities                             10,635,593       10,848,510
                                                --------------    -------------

Capital Deficit:
  Common stock, $.01 par value, 35,000,0000
    shares authorized, 7,378,199 shares
    issued and outstanding                              73,782           73,782
  Additional paid-in capital                         2,605,813        2,605,813
  Deficit                                           (9,084,880)      (9,039,192)
                                                --------------    -------------
      Total capital deficit                         (6,405,285)      (6,359,597)
                                                --------------    -------------
                                                $    4,230,308    $   4,488,913
                                                ==============    =============

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended
                                                   March 31, 1995       March 31, 1994
                                                   --------------       --------------
Cash flows from operating activities:
     Net loss                                         $ (45,688)          $   (6,855)
                                                      ---------           ----------
     Adjustments to reconcile net
        loss to net cash provided by
        operating activities:
           Depreciation and amortization                 60,000               72,900
           Preferred stock dividend
              requirement of subsidiaries                    --               59,055
     Increase (decrease) in cash flows
        from changes in operating
        assets and liabilities:
           Accounts receivable                          229,066               95,915
           Prepaid expenses                             (10,644)             (13,905)
           Other assets                                      --               (1,997)
           Accounts payable                               2,886              (14,400)
           Accrued expenses and
              liabilities                               (38,690)             (12,345)
           Taxes payable                                (44,793)                  --
           Interest payable                              21,737               (1,580)
                                                      ---------           ----------


              Total adjustments                         219,562              183,643
                                                      ---------           ----------

              Net cash provided by
                  operating activities                $ 173,874           $  176,788
                                                      ---------           ----------

                                  FAIRCOM INC.

                                  (UNAUDITED)

                                                           Three months ended
                                                  March 31, 1995       March 31, 1994
                                                  --------------       --------------
Cash flows from investing activities:
     Capital expenditures                            $(127,145)          $   (7,129)
                                                     ---------           ----------
         Net cash used in
            investing activities                      (127,145)              (7,129)
                                                     ---------           ----------
Cash flows from financing activities:
     Principal payments on long-term
         debt                                         (148,605)            (169,101)
     Principal payments under capital
         lease obligations                              (5,452)              (9,889)
     Payments for deferred financing
         costs                                              --              (10,000)
                                                     ---------           ----------
         Net cash used in
           financing activities                       (154,057)            (188,990)
                                                     ---------           ----------
Net decrease in cash and cash
         equivalents                                  (107,328)             (19,331)
Cash and cash equivalents at
         beginning of period                           252,276              211,179
                                                     ---------           ----------
Cash and cash equivalents at
         end of period                               $ 144,948           $  191,848
                                                     =========           ==========

                                  FAIRCOM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1.         Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, the statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.

                  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission.

       2.         Net Loss Per Common Share

                  Fully diluted net loss per common share is not presented because the effects of the assumed conversion of the Company's Subordinated Senior Convertible Note would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       The Company's net broadcasting revenues decreased 5.2% to $943,000 in the three months ended March 31, 1995 from $995,000 in the three months ended March 31, 1994. Net revenues decreased as a result of the absence in the 1995 period of any net revenues from a radio station in Southampton, New York, formerly owned by the Company and sold in August 1994. This decrease was offset in part by increased net revenues at the Company's Flint, Michigan radio stations.

       Operating expenses before depreciation, amortization and corporate expenses increased by 3.2% to $681,000 in the three months ended March 31, 1995 from $660,000 in the three months ended March 31, 1994. This increase resulted from higher operating expenses in the Company's Flint radio stations, offset in part by the absence in the 1995 period of operating expenses in the Southampton station formerly owned by the Company.

       Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (operating cash flow) decreased 21.7% to $262,000 in the three months ended March 31, 1995 from $335,000 in the three months ended March 31, 1994. This decrease resulted from the absence in the 1995 period of any operating cash flow from the former Southampton station, offset in part by increased operating cash flow from the Flint stations.

       Corporate expenses increased by 111.9% to $72,000 in the three months ended March 31, 1995 from $34,000 in the comparable period of 1994 as a result of higher payments for employee compensation and professional fees in the 1995 period.

       Interest expense increased by 14.1% to $204,000 in the three months ended March 31, 1995 from $179,000 in the comparable period in 1994. This increase resulted from higher principal amounts of interest bearing debt outstanding and higher interest rates during the 1995 period.

       Preferred stock dividend requirement of subsidiaries decreased by 100.0% to zero in the three months ended March 31, 1995 from $59,000 in the comparable period of 1994. This decrease resulted from the extinguishment of the preferred stock in a former subsidiary of the Company as a result of the sale of the Company's former station in Southampton in August 1994.

       As a result principally of lower net broadcasting revenues and higher operating, corporate and interest expenses, offset in part by the elimination of the preferred stock dividend requirement, net loss increased to $46,000 in the three months ended March 31, 1995 from a net loss of $7,000 in the first quarter of 1994.

Liquidity and Capital Resources

       In the three months ended March 31, 1995, net cash provided by operating activities was $174,000 compared with $177,000 in the comparable 1994 period. Net decrease in cash and cash equivalents was $107,000 in 1995 compared with a net decrease of $19,000 in 1994. The net decrease in cash and cash equivalents was due primarily to capital expenditures in the 1995 period for a building addition for increased sales and office space and for studio alterations at the Company's Flint facilities.

       Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1995.

       Based upon current interest rates, the Company believes its interest expense for the balance of 1995 will be approximately $817,000. Scheduled debt principal payments are $368,000. Corporate expenses and capital expenditures for the remainder of 1995 are estimated to be approximately $278,000 and $33,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,496,000, from net cash provided by operations and current cash balances.

       The Company is examining various alternatives for obtaining funds for station acquisitions. No assurance can be given that the Company will successfully consummate any such financing.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit 27        Financial Data Schedule

            All other items of this Part are inapplicable.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FAIRCOM INC.
                                       (Registrant)

                                       s/ Joel M. Fairman
                                       ------------------------------
                                       Joel M. Fairman
                                       Chairman of the Board
                                       President and Treasurer
                                       (Principal Executive Officer
                                       and Chief Financial Officer)

Date:  May 10, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule