Form 10-Q
period 1995-06-30
FAIRCOM INC
filed 1995-08-14
CIK 810827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995:

COMMON STOCK, PAR VALUE $.01                             7,378,199
    (Title of each class)                            (Number of Shares)

                        PART I.   FINANCIAL INFORMATION

 Item 1.FINANCIAL STATEMENTS
                                  FAIRCOM INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Six months ended                        Three months ended
                                               June 30,                                June 30,
                                   -------------------------------         -------------------------------
                                      1995                 1994                1995                1994
                                   -----------         -----------         -----------         -----------
Gross broadcasting
       revenues                    $ 2,779,520         $ 2,552,626         $ 1,687,917         $ 1,440,796
Less: agency
       commissions                    (323,423)           (276,830)           (200,143)           (160,347)
                                   -----------         -----------         -----------         -----------
       Net broadcasting
             revenues                2,456,097           2,275,796           1,487,774           1,280,449
                                   -----------         -----------         -----------         -----------

Programming and
       technical expenses              585,934             553,276             321,991             305,281
Selling, general and
       administrative
       expenses                        838,902             847,538             421,828             435,387
Depreciation and
       amortization                    120,000             123,000              60,000              50,100
Corporation expenses                   151,943             100,849              80,412              67,089
                                   -----------         -----------         -----------         -----------
       Operating expenses            1,696,779           1,624,663             884,231             857,857
                                   -----------         -----------         -----------         -----------

Income from operations                 759,318             651,133             603,543             422,592
Interest expenses                     (410,755)           (373,716)           (206,758)           (194,926)
Other income                             3,919               3,368               1,385                 919
                                   -----------         -----------         -----------         -----------

Income before
       preferred stock
       dividend requirement
       of subsidiaries and
       provision for
       income taxes                    352,482             280,785             398,170             228,585

Preferred stock
       dividend requirement
       of subsidiaries                    --               118,110                --                59,055

Provision for
       income taxes                     35,000              15,000              35,000              15,000
                                   -----------         -----------         -----------         -----------
Net income                         $   317,482         $   147,675         $   363,170         $   154,530
                                   ===========         ===========         ===========         ===========

                                  FAIRCOM INC.

                                   (UNAUDITED)


                                     Six months ended       Three months ended
                                          June 30,                June 30,
                                  ----------------------  ----------------------
                                     1995         1994       1995        1994
                                  ----------   ---------  ----------   ---------
Primary net income
      per common share            $      .04   $     .02  $      .05   $     .02
                                  ==========   =========  ==========   =========
Weighted average shares
      outstanding-primary          7,378,199   7,378,199   7,378,199   7,378,199
                                  ==========   =========  ==========   =========
Fully diluted net
      income per common
      share                       $      .02   $     .02  $      .02   $     .02
                                  ==========   =========  ==========   =========
Weighted average shares
      outstanding-fully
      diluted                     16,459,701   7,378,199  16,459,701   7,378,199
                                  ==========   =========  ==========   =========

                                  FAIRCOM INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 June 30,           December 31,
                                                   1995                  1994
                                               ------------         ------------
ASSETS

Current assets:
   Cash and cash equivalents                   $     56,614         $    252,276
   Accounts receivable (less allowance
   of $20,000 for possible losses in
   1995 and 1994)                                 1,097,793              956,321
Prepaid expenses                                     32,662               37,507
                                               ------------         ------------
        Total current assets                      1,187,069            1,246,104
                                               ------------         ------------
Property and equipment, at cost                   6,091,597            5,940,485
   Less accumulated depreciation and
    amortization                                 (4,830,483)          (4,758,483)
                                               ------------         ------------
       Property and equipment, net                1,261,114            1,182,002
                                               ------------         ------------
Intangible assets (net of accumulated
   amortization of $431,435 in 1995 and
   $401,435 in 1994)                              1,712,002            1,742,002
Other assets:
   Deferred financing costs                         230,805              248,805
   Other                                             70,000               70,000
                                               ------------         ------------
                                                  2,012,807            2,060,807
                                               ------------         ------------
                                               $  4,460,990         $  4,488,913
                                               ============         ============
LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
   Accounts payable                            $     51,257         $     45,039
   Accrued expenses and liabilities                 235,346              285,651
   Taxes payable                                    111,275              121,068
   Current portion of interest payable              236,624              187,975
   Current portion of long-term debt                492,076              490,142
   Current portion of obligations under
    capital leases                                   20,662               20,662
                                               ------------         ------------
         Total current liabilities                1,147,240            1,150,537
                                               ------------         ------------

Long-term debt, less current portion              8,074,884            8,347,547
Interest payable, less current portion              559,489              618,628
Obligations under capital leases,
   less current portion                               9,492               19,798
Appraisal rights liability                          712,000              712,000
                                               ------------         ------------
         Total liabilities                       10,503,105           10,848,510
                                               ------------         ------------
Capital Deficit:
   Common stock, $.01 par value,
       35,000,000 shares authorized,
       7,378,199 shares issued and
       outstanding                                   73,782               73,782
   Additional paid-in capital                     2,605,813            2,605,813
   Deficit                                       (8,721,710)          (9,039,192)
                                               ------------         ------------
          Total capital deficit                  (6,042,115)          (6,359,597)
                                               ------------         ------------
                                               $  4,460,990         $  4,488,913
                                               ============         ============

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six months ended
                                                 --------------------------------
                                                 June 30, 1995      June 30, 1994
                                                 -------------      -------------
Cash flows from operating activities:
  Net income                                       $ 317,482          $ 147,675
                                                   ---------          ---------
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                    120,000            123,000
    Preferred stock dividend
     requirement of subsidiaries                          --            118,110
  Increase(decrease) in cash flows
   from changes in operating
   assets and liabilities:
    Accounts receivable                             (141,472)           (35,874)
    Prepaid expenses                                   4,845             (3,983)
    Other assets                                          --             (8,477)
    Accounts payable                                   6,218                409
    Accrued expenses and
     liabilities                                     (50,305)           (29,817)
    Taxes payable                                     (9,793)                --
    Interest payable                                 (10,490)             5,387
                                                   ---------          ---------
    Total adjustments                                (80,997)           168,755
                                                   ---------          ---------
    Net cash provided by
     operating activities                          $ 236,485          $ 316,430
                                                   =========          =========

                                  FAIRCOM INC.

                                   (UNAUDITED)


                                                           Six months ended
                                                  -------------------------------
                                                  June 30, 1995     June 30, 1994
                                                  -------------     -------------
Cash flows from investing activities:
  Capital expenditures                              $(151,112)        $ (10,234)
                                                    ---------         ---------
        Net cash used in investing
               activities                            (151,112)          (10,234)
                                                    ---------         ---------

Cash flows from financing activities:
  Principal payments on long-term
        debt                                         (270,729)         (332,092)
  Principal payments under capital
        lease obligations                             (10,306)          (19,461)
  Payments for deferred financing costs                    --           (13,500)
                                                    ---------         ---------
        Net cash used in financing
               activities                            (281,035)         (365,053)
                                                    ---------         ---------
Net decrease in cash and cash
        equivalents                                  (195,662)          (58,857)

Cash and cash equivalents at
        beginning of period                           252,276           211,179
                                                    ---------         ---------
Cash and cash equivalents at
        end of period                               $  56,614         $ 152,322
                                                    =========         =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

       The Company's net broadcasting revenues increased 7.9% to $2,456,000 in the six months ended June 30, 1995 from $2,276,000 in the six months ended June 30, 1994, and 16.2% to $1,488,000 in the three months ended June 30, 1995 from $1,280,000 in the three months ended June 30, 1994. Net revenues in the six months and three months ended June 30, 1995 as compared with the 1994 periods increased as a result of higher net revenues at the Company's Flint, Michigan radio stations. This increase was offset in part by the absence in the 1995 periods of any net revenues from a radio station in Southampton, New York, formerly owned by the Company and sold in August 1994. Net revenues increased in the Flint stations as a result of higher local and national advertising revenues generated by increased economic activity in the market and nationally.

       Operating expenses before depreciation, amortization and corporate expenses increased by 1.7% to $1,425,000 in the six months ended June 30, 1995 from $1,401,000 in the comparable 1994 period, and by 0.4% to $744,000 in the three months ended June 30, 1995 from $741,000 in the three months ended June 30, 1994. In the six month and three month periods ended June 30, 1995 as compared with the same periods in 1994, expenses increased slightly as a result of increased operating expenses in both 1995 periods at the Flint stations, offset by the absence in the 1995 periods of operating expenses in the Southampton station formerly owned by the Company.

       Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (broadcast cash flow) increased 17.9% to $1,031,000 in the six months ended June 30, 1995 from $875,000 in the comparable 1994 period, and 37.8% to $744,000 in the three months ended June 30, 1995 from $540,000 in the 1994 period. These increases resulted from the above-described net broadcasting revenue increases, offset minimally by the slight increases in operating expenses, in the 1995 periods compared with 1994.

       Corporate expenses increased by 50.7% to $152,000 in the six months ended June 30, 1995 from $101,000 in the comparable 1994 period, and by 19.9% to $80,000 in the second quarter of 1995 from $67,000 in the comparable period in 1994. These increases were a result of higher payments in the 1995 periods for employee compensation and professional fees.

       Interest expense increased by 9.9% to $411,000 in the first six months of 1995 from $374,000 in the corresponding period in 1994, and by 6.1% to $207,000 in the second quarter of 1995 from $195,000 in the comparable period in 1994. These increases resulted from higher principal amounts of interest bearing debt outstanding and higher interest rates during the 1995 periods.

       Preferred stock dividend requirement of subsidiaries decreased by 100.0% to zero in the six months and the three months ended June 30, 1995 from $118,000 and $59,000, respectively, in the comparable periods of 1994. These decreases resulted from the extinguishment of the preferred stock in a former subsidiary of the Company as a result of the sale of the Company's former station in Southampton in August 1994.

       As a result principally of higher net broadcasting revenues, minimal increases in operating expenses and the elimination of the preferred stock dividend requirement, net income increased to $317,000 in the six months ended June 30, 1995 from $148,000 in the first six months of 1994, and to $363,000 in the three months ended June 30, 1995 from $155,000 in the comparable period of 1994.

Liquidity and Capital Resources

       In the six months ended June 30, 1995, net cash provided by operating activities was $236,000 compared with $316,000 in the comparable 1994 period. Net decrease in cash and cash equivalents was $196,000 in 1995 compared with a net decrease of $59,000 in 1994. The net decrease in cash and cash equivalents was due primarily to capital expenditures in the 1995 period for a building addition for increased sales and office space and for studio alterations at the Company's Flint facilities.

       Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1995.

       Based upon current interest rates, the Company believes its interest expense for the balance of 1995 will be approximately $453,000. Scheduled debt principal payments are $246,000. Corporate expenses and capital expenditures for the remainder of 1995 are estimated to be approximately $198,000 and $9,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $906,000, from net cash provided by operations and current cash balances.

       The Company is examining various alternatives for obtaining funds for station acquisitions. No assurance can be given that the Company will successfully consummate any such acquisitions or any such financing.

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

                                                   FAIRCOM INC.
                                                   (Registrant)



                                                   /s/ Joel M. Fairman
                                                   -----------------------------
                                                   Joel M. Fairman
                                                   Chairman of the Board
                                                   President and Treasurer
                                                   (Principal Executive Officer
                                                   and Chief Financial Officer)


Date:  August 11, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.        Description
-------      -----------

  27         Financial Data Schedule