Form 10-Q
period 1995-09-30
FAIRCOM INC
filed 1995-11-14
CIK 810827

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

       /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

                                       OR

       / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number 0-15392

                                  Faircom Inc.

             (Exact name of registrant as specified in its charter)

             Delaware                                            87-0394057
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              333 Glen Head Road, Old Brookville, New York  11545
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

Yes   X         No
    -----          -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1995:

Common Stock, par value $.01                                   7,378,199
----------------------------                             ---------------------
    (Title of each class)                                  (Number of Shares)

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  FAIRCOM INC.

                    CONSOLIDATED  STATEMENTS  OF OPERATIONS
                                  (UNAUDITED)

                                                Nine months ended                       Three months ended
                                                  September 30,                            September 30,
                                         -------------------------------         -------------------------------
                                             1995               1994                 1995                1994
                                             ----               ----                 ----                ----
Gross broadcasting
       revenues                          $ 4,249,348         $ 4,069,747         $ 1,469,828         $ 1,517,121
Less:  agency
       commissions                          (500,578)           (449,541)           (177,155)           (172,711)
                                         -----------         -----------         -----------         -----------
       Net broadcasting
          revenues                         3,748,770           3,620,206           1,292,673           1,344,410
                                         -----------         -----------         -----------         -----------

Programming and
       technical expenses                    899,815             830,222             313,881             276,946
Selling, general and
       administrative
       expenses                            1,288,735           1,276,004             449,833             428,466
Depreciation and
       amortization                          180,000             184,500              60,000              61,500
Corporate expenses                           219,419             183,804              67,476              82,955
                                         -----------         -----------         -----------         -----------
       Operating expenses                  2,587,969           2,474,530             891,190             849,867
                                         -----------         -----------         -----------         -----------

Income from operations                     1,160,801           1,145,676             401,483             494,543
Interest expense                            (612,721)           (560,730)           (201,966)           (187,014)
Gain from sale of
       radio station                            --               890,766                --               890,766
Other income                                   5,957               4,883               2,038               1,515
                                         -----------         -----------         -----------         -----------

Income before
       preferred stock
       dividend requirement
       of subsidiaries, provision
       for appraisal rights and
       provision for income
       taxes                                 554,037           1,480,595             201,555           1,199,810

Preferred stock
       dividend requirement
       of subsidiaries                          --               148,590                --                30,480
Provision for
       appraisal rights                      438,000                --               438,000                --
Provision for
       income taxes                           55,000              54,156              20,000              39,156
                                         -----------         -----------         -----------         -----------


Net income (Loss)                        $    61,037         $ 1,277,849         $  (256,445)        $ 1,130,174
                                         ===========         ===========         ===========         ===========

                                  FAIRCOM INC.

                                  (UNAUDITED)


                                       Nine months ended            Three months ended
                                         September  30,                September 30,
                                   -------------------------    --------------------------
                                     1995            1994          1995            1994
                                     ----            ----          ----            ----
Primary net income (loss)
       per common share           $       .01     $      .17    $      (.03)    $      .15
                                  ===========     ==========    ===========     ==========

Weighted average shares
       outstanding-primary          7,378,199      7,378,199      7,378,199      7,378,199
                                  ===========     ==========    ===========     ==========

Fully diluted net
       income (loss) per
       common share                    $   --     $      .17    $      (.02)    $      .15
                                  ===========     ==========    ===========     ==========

Weighted average shares
       outstanding-fully
       diluted                     16,459,701      7,378,199     16,459,701      7,378,199
                                  ===========     ==========    ===========     ==========

                                  FAIRCOM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      September  30,        December 31,
                                                           1995                 1994
                                                      --------------        ------------
ASSETS
Current assets:
       Cash and cash equivalents                       $    248,985         $    252,276
       Accounts receivable (less allowance
          of $20,000 for possible losses in
          1995 and 1994)                                    961,212              956,321
       Prepaid expenses                                      44,172               37,507
                                                       ------------         ------------

              Total current assets                        1,254,369            1,246,104
                                                       ------------         ------------

Property and equipment, at cost                           6,110,540            5,940,485
       Less accumulated depreciation and
          amortization                                   (4,866,483)          (4,758,483)
                                                       ------------         ------------
              Property and equipment, net                 1,244,057            1,182,002
                                                       ------------         ------------

Intangible assets (net of accumulated
       amortization of $446,435 in 1995 and
       $401,435 in 1994)                                  1,697,002            1,742,002
Other assets:
       Deferred financing costs                             221,805              248,805
       Other                                                 70,000               70,000
                                                       ------------         ------------
                                                          1,988,807            2,060,807
                                                       ------------         ------------
                                                       $  4,487,233         $  4,488,913
                                                       ============         ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
       Accounts payable                                $     69,992         $     45,039
       Accrued expenses and liabilities                     272,897              285,651
       Taxes payable                                         55,150              121,068
       Current portion of interest payable                  234,404              187,975
       Current portion of long-term debt                    492,757              490,142
       Current portion of obligations under
          capital leases                                     20,662               20,662
                                                       ------------         ------------
              Total current liabilities                   1,145,862            1,150,537
                                                       ------------         ------------

Long-term debt, less current portion                      7,951,883            8,347,547
Interest payable, less current portion                      533,957              618,628
Obligations under capital leases,
       less current portion                                   4,091               19,798
Appraisal rights liability                                1,150,000              712,000
                                                       ------------         ------------

              Total liabilities                          10,785,793           10,848,510
                                                       ------------         ------------

Capital Deficit:
       Common stock, $.01 par value, 35,000,000
         shares authorized, 7,378,199 shares
         issued and outstanding                              73,782               73,782
  Additional paid-in capital                              2,605,813            2,605,813
  Deficit                                                (8,978,155)          (9,039,192)
                                                       ------------         ------------
              Total capital deficit                      (6,298,560)          (6,359,597)
                                                       ------------         ------------
                                                       $  4,487,233         $  4,488,913
                                                       ============         ============

                                  FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine months ended
                                                  September 30, 1995         September 30, 1994
                                                  ------------------         ------------------
Cash flows from operating activities:
       Net income                                          $  61,037                $ 1,277,849
                                                           ---------                -----------
       Adjustments to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and amortization                    180,000                    184,500
            Preferred stock dividend
              requirement of subsidiaries                       --                      148,590
            Provision for appraisal rights                   438,000                       --
            Gain from sale of radio station                     --                     (890,766)

            Increase(decrease) in cash flows
             from changes in operating
             assets and liabilities, net
             of effects of sale of
             radio station:
             Accounts receivable                              (4,891)                  (128,190)
             Prepaid expenses                                 (6,665)                    (3,312)
             Other assets                                       --                      (12,670)
             Accounts payable                                 24,953                     (4,412)
             Accrued expenses and
               liabilities                                   (12,754)                   (81,763)
             Taxes payable                                   (65,918)                      --
             Interest payable                                (38,242)                    (3,506)
                                                           ---------                -----------

                 Total adjustments                           514,483                   (791,529)
                                                           ---------                -----------

                 Net cash provided by
                  operating activities                     $ 575,520                $   486,320
                                                           ---------                -----------

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (CONTINUED) (UNAUDITED)


                                                            Nine months ended
                                              September 30, 1995         September 30, 1994
                                              ------------------         ------------------
Cash flows from investing activities:
       Sale of radio station                           $    --                  $ 1,700,000
       Purchase of radio station                            --                     (496,250)
       Capital expenditures                             (170,055)                   (26,416)
                                                       ---------                -----------

          Net cash (used in) provided by
              investing activities                      (170,055)                 1,177,334
                                                       ---------                -----------

Cash flows from financing activities:
       Borrowing for the purchase of
         radio station                                      --                      421,250
       Principal payments on long-term
          debt                                          (393,049)                (2,081,104)
       Principal payments under capital
          lease obligations                              (15,707)                   (27,276)
       Payments for deferred financing
          costs                                             --                      (13,500)
                                                       ---------                -----------
          Net cash used in
             financing activities                       (408,756)                (1,700,630)
                                                       ---------                -----------

Net decrease in cash and cash
          equivalents                                     (3,291)                   (36,976)

Cash and cash equivalents at
          beginning of period                            252,276                    211,179
                                                       ---------                -----------

Cash and cash equivalents at
          end of period                                $ 248,985                $   174,203
                                                       =========                ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

          The Company's net broadcasting revenues increased 3.6% to $3,749,000 in the nine months ended September 30, 1995 from $3,620,000 in the nine months ended September 30, 1994, and declined 3.8% to $1,292,000 in the three months ended September 30, 1995 from $1,344,000 in the three months ended September 30, 1994. Net revenues in the nine months ended September 30, 1995 as compared with the 1994 period increased as a result of higher net revenues at the Company's Flint, Michigan radio stations. This increase was offset in part by the absence in the 1995 period of any net revenues from a radio station in Southampton, New York, formerly owned by the Company and sold in August 1994. Net revenues increased in the Flint stations as a result of higher local and national advertising revenues generated by increased economic activity in the market and nationally. Net revenues declined in the three months ended September 30, 1995 as compared with the 1994 period because the absence of any Southampton revenues in the 1995 period offset net revenue increases in Flint. However, the Flint net revenue increases in the third quarter of 1995 were minimal as a result of softer advertising activity in the market and nationally in the 1995 third quarter, as compared with the rate of increases experienced in the first six months of 1995.

          Operating expenses before depreciation, amortization and corporate expenses increased by 3.9% to $2,189,000 in the nine months ended September 30, 1995 from $2,106,000 in the comparable 1994 period, and by 8.3% to $764,000 in the three months ended September 30, 1995 from $705,000 in the three months ended September 30, 1994. In the nine month and three month periods ended September 30, 1995 as compared with the same periods in 1994, expenses increased as a result of increased operating expenses in both 1995 periods at the Flint stations, offset by the absence in the 1995 periods of operating expenses in the Southampton station formerly owned by the Company. Operating expenses increased in Flint in both 1995 periods due to higher promotion and advertising expense, the cost of new syndicated programming and higher variable sales expense related to higher revenue levels.

          Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") increased 3.1% to $1,560,000 in the nine months ended September 30, 1995 from $1,514,000 in the comparable 1994 period, and declined 17.2% to $529,000 in the three months ended September 30, 1995 from $639,000 in the 1994 period. The increase in the nine months ended September 30, 1995 resulted from higher broadcast cash flow in Flint, offset by the absense in the 1995 period of any broadcast cash flow from Southampton. The decrease in the three months ended September 30, 1995 was due to lower broadcast cash flow in Flint as compared with the 1994 period, and the absence of any broadcast cash flow from Southampton in the 1995 period.

          Corporate expenses increased by 19.4% to $219,000 in the nine months ended September 30, 1995 from $184,000 in the comparable 1994 period, and declined by 18.7% to $67,000 in the third quarter of 1995 from $83,000 in the comparable period in 1994. The increase in the 1995 nine month period was a result of higher payments for employee compensation and professional fees and the decrease in the 1995 third quarter resulted principally from lower professional fees.

          Interest expense increased by 9.3% to $613,000 in the first nine months of 1995 from $561,000 in the corresponding period in 1994, and by 8.0% to $202,000 in the third quarter of 1995 from $187,000 in the comparable period in 1994. These increases resulted from higher principal amounts of interest bearing debt outstanding and higher interest rates during the 1995 periods.

          The nine months and three months ended September 30, 1995 contain no gain from sale of radio stations. Such gain, in the amount of $891,000, was contained in both of the comparable 1994 periods, reflecting the sale in August 1994 of the Southampton radio station formerly owned by the Company.

          Preferred stock dividend requirement of subsidiaries decreased by 100.0% to zero in the nine months and the three months ended September 30, 1995 from $149,000 and $30,000, respectively, in the comparable periods of 1994. These decreases resulted from the extinguishment of the preferred stock in a former subsidiary of the Company as a result of the sale of the Company's former station in Southampton in August 1994.

          In the nine months and three months ended September 30, 1995 a provision for appraisal rights of $438,000 was recorded to increase the appraisal rights liability from $712,000 to $1,150,000. This resulted from management's opinion that the value of its Flint stations, to which the appraisal rights relate, increased during the 1995 nine month and three month periods.

          As a result principally of the $891,000 gain from sale of a radio station contained in the comparable 1994 periods and not present in the nine months and three months ended September 30, 1995, and the $438,000 appraisal rights provisions in the 1995 periods not present in the 1994 periods, net income declined to $61,000 from $1,278,000 and to a loss of $(256,000) from net income of $1,130,000, respectively. The gain from sale of a radio station accounted for $.12 of the primary and fully diluted per share earnings in the nine and three month periods ended September 30, 1994.

Liquidity and Capital Resources

          In the nine months ended September 30, 1995, net cash provided by operating activities was $576,000 compared with $486,000 in the comparable 1994 period. Net decrease in cash and cash equivalents was $3,000 in 1995 compared with a net decrease of $37,000 in 1994. The net decrease in cash and cash equivalents in the 1995 period was due primarily to capital expenditures for a building addition for increased sales and office space and for studio alterations at the Company's Flint facilities.

          Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1995.

          Based upon current interest rates, the Company believes its interest expense for the balance of 1995 will be approximately $239,000. Scheduled debt principal payments are $121,000. Corporate expenses and capital expenditures for the remainder of 1995 are estimated to be approximately $131,000 and $3,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $494,000, from net cash provided by operations and current cash balances.

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


Date:  November 14, 1995

                                EXHIBIT INDEX
                                -------------




                   Exhibit 27      Financial Data Schedule