Form 10-K
period 1995-12-31
FAIRCOM INC
filed 1996-03-28
CIK 810827

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________ to __________

         Commission file number 0-15392

                                  FAIRCOM INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 87-0394057
                --------                                 ----------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     333 Glen Head Road, Old Brookville, N.Y.              11545
     ----------------------------------------              -----
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (516) 676-2644

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                           which registered
      -------------------                       ------------------------
    Common Stock, $.01 Par Value                    Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,123,000.

     The number of outstanding shares of Common Stock as of March 15, 1996 was 7,378,199.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

The Company
-----------

     Faircom Inc., a Delaware corporation ("Faircom" or the "Company"), owns and operates three radio stations, WFNT-AM and WCRZ-FM in Flint, Michigan, and WWBN-FM in Tuscola, Michigan, a community north of Flint.

     In August 1994, the Company sold WHFM-FM, its station in Southampton, Long Island, New York, and purchased WWBN-FM. The Company is actively pursuing acquisitions of additional radio stations.

     The Company was founded by Joel M. Fairman in April 1984 and began operations with the objective of acquiring broadcasting properties at prices considered attractive by the Company, financing them on terms satisfactory to the Company, managing them in accordance with the Company's operating strategy and building a significant broadcasting group. The Company has sought to acquire radio properties which have a history of growing revenues and broadcast cash flow, capable operating management and are in communities with good growth prospects or which have attractive competitive environments. Faircom has not purchased, and does not foresee purchasing in the near future, properties with negative cash flows, or so-called "under-performing" or "turnaround" properties.

     The Company continuously reviews radio properties for possible acquisition, and several acquisitions are currently being actively pursued. No assurance can be given that the Company will successfully consummate any of such acquisitions.

     The Company's predecessor was founded in April 1984. In July 1984, a plan of merger was consummated pursuant to which the Company became the surviving entity of a merger between its predecessor and Comtron, Inc., a public company incorporated in December 1982.

     The Company's executive offices are located at 333 Glen Head Road, Suite 220, Old Brookville, New York 11545 and its telephone number is (516) 676-2644. All of the Company's properties are owned and operated through subsidiary corporations, and references to the term "Faircom" or "Company" herein include such subsidiaries unless the context otherwise requires.

Restructuring and Refinancing of the Company
--------------------------------------------

     During 1992 and 1994, the Company restructured its senior debt and preferred stock. The Company is examining various alternatives for obtaining funds for station acquisitions. No assurance can be given that the Company will successfully consummate any such financing.

Acquisitions and Dispositions of Radio Stations
-----------------------------------------------

     The Company was a development stage company until June 1985, when it acquired through a subsidiary its first broadcasting property, WHFM-FM, Southampton, Long Island, for $2.1 million in cash. In August 1985, a subsidiary of the Company acquired WTMA-AM and WSSX-FM in Charleston, South Carolina for $6.4 million, of which $6.2 million was in cash and $200,000 was in the form of a 10% three year secured subordinated note issued to the seller. In December 1986 a subsidiary of the Company acquired WKMF-AM and WCRZ-FM in Flint, Michigan for $7.3 million. WKMF-AM changed its call letters to WFNT-AM in October 1993. The purchase price consisted of $6.3 million in cash and a $1.0 million 8% secured subordinated note to the sellers due October 1, 1991. Both the Charleston and Flint seller notes were subsequently paid in full. In August 1994, the Company purchased WKMF-FM for $450,000, consisting of $400,000 cash and an 8% note for $50,000 payable in 16 monthly installments. The final installment of the 8% seller note was paid in December 1995. WKMF-FM changed its call letters to WWBN-FM in September 1994.

     The Company's Charleston stations, WTMA-AM and WSSX-FM, were sold in 1989 and 1993 for $458,000 and $1,125,000 cash, respectively. In August 1994, the Company sold its Southampton station for $1,850,000 cash, reduced by credits of $150,000 for certain payments made by the purchaser prior to closing.


Operating Strategy
------------------

     The Company's strategy has been to purchase radio properties that exhibit growing revenues and broadcast cash flow, and have experienced, in-place operating personnel. After acquiring a radio station, the Company reviews the station's operations and attempts to realize economies associated with ownership of multiple stations by centralizing such functions as accounting and other administrative activities. A minimal staff is maintained at the corporate level reflecting the Company's strategy of minimizing corporate expenses while giving considerable autonomy to its station managers.

     The Company relies on experienced station managers who are given the authority for decision making at the station level, subject to guidance by the Company's management. The Company's station managers are partially compensated on the basis of their ability to meet or exceed budgeted operating results. Consequently, operating personnel can benefit by meeting the revenue and expense objectives of the Company.

     Each station targets specific demographic groups based upon advertiser demand, the format of the station and the competition in the market. Through program selection, promotion, advertising and the use of selected on-air personnel, each station attempts to attract a target audience which it believes is attractive to advertisers. The Company retains consultants to assist the Company's programming personnel by evaluating and suggesting improvements for programming. The Company also conducts research through outside consultants to evaluate and improve its programming and also uses its own personnel for such research.

The Radio Broadcasting Industry and Company Operations
------------------------------------------------------

     At January 31, 1996, there were approximately 4,909 commercial AM and 5,306 commercial FM stations authorized and operating in the United States. An increasing number of persons listen to FM radio because of clearer sound characteristics and stereo transmission. In the spring of 1995, FM listenership was about 76% of total radio audience.

     Radio station revenue is derived predominantly from local and regional advertising and to a lesser extent from national advertising. Network compensation also provides some revenue. Virtually all of the Company's broadcasting revenues are derived from the sale of advertising. In 1995, approximately 76% of the Company's consolidated station advertising revenues were from local and regional sales, 23% from national sales and about 1% from network or syndication compensation. Local and regional sales generally are made by a station's sales staff. National sales are made by "national rep" firms, specializing in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Local and regional sales are made primarily to businesses in the market covered by a station's broadcast signal and to some extent to businesses in contiguous or nearby markets. Such businesses include auto dealers, soft drink, beer and wine distributors, fast food outlets and financial institutions. National sales are made to larger, nationwide advertisers, such as soft drink producers, automobile manufacturers and airlines. Most advertising contracts are short-term, generally running only for a few weeks. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups which advertisers wish to reach and on the number of stations competing in the market area. Rating service surveys quantify the number of listeners tuned to the station at various times. Rates are generally highest during morning and evening drive-time hours. The Company's stations' advertising sales are made by its sales staff under the direction of the general manager or sales managers. The sales staffs utilize written sales presentations, some of which incorporate computer-generated visual and statistical materials. Television, billboard, newspaper and direct mail advertising, as well as special events and promotions, are used to supplement direct contact by the sales staff in developing advertising clients.

     The primary costs incurred in operating a radio station are salaries, programming, promotion and advertising expenditures, occupancy costs of premises for studios and offices, transmitting and other equipment expenses and music license royalty fees.

     Radio broadcasting revenues are spread over the calendar year. The first quarter generally reflects the lowest and the third and fourth quarters the highest revenues for the year, due in part to increases in retail advertising in the summer and in the fall in preparation for the holiday season and, in election years, to political advertising.

     The radio industry is continually faced with technological changes and innovations, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions, governmental restrictions and actions of federal regulatory bodies, including the Federal Communications Commission ("FCC"), any of which could have a material effect on the Company's business. However, broadcasting stations have generally enjoyed growth in listeners and value within the past several decades. Population increases and greater availability of radios, particularly car and portable radios, have contributed to this growth.


Competition
-----------

     The Company's radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, television, magazines, outdoor advertising, transit advertising and mail marketing. Competition within the radio broadcasting industry occurs primarily in the individual market areas so that a station in one market does not generally compete with stations in other market areas. In addition to management experience, factors which are material to competitive position include the station's ratings in its market, rates charged for advertising time, broadcast signal coverage, assigned frequency, audience characteristics, the ability to create and execute promotional campaigns for clients and for the station, local program acceptance and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position by continuously reviewing its programming and the programming of its competitors, upgrading its technical facilities where appropriate, attempting to expand sales to its existing advertising clients and developing new client relationships, and by promotional campaigns aimed at the demographic groups targeted by its stations.

     In order to provide additional opportunity for persons interested in obtaining radio broadcasting licenses, including minorities, the FCC in 1984 proposed new licenses for new full service FM broadcast stations in 684 communities. This FCC program is referred to as the "Docket 80-90" proceeding. Where these stations have commenced commercial broadcasting, they have increased competition in these markets. Also, it has been customary in the industry for experienced operators to buy stations in markets they consider attractive and attempt to improve the performance of these stations by additional investment and better management, thus increasing competition in these markets.

FCC Regulation
--------------

     The FCC regulates radio stations under the Communications Act of 1934, as amended (the "Communications Act") which, together with FCC rules and policies promulgated thereunder, governs the issuance, renewal and assignment of licenses, technical operations, employment practices and, to a limited extent, business and program practices of radio stations and other communications entities. Radio station licenses are renewable for terms of seven years upon the grant by the FCC of an application for renewal. Any person is entitled to challenge license renewals and may file applications that compete with an incumbent's renewal application. The FCC may be required to hold hearings to resolve such conflicts.

     In August 1992, the FCC voted to adopt revisions to its broadcast multiple ownership rules that permit a single licensee to own up to 18 AM stations and 18 FM stations nationwide. It further voted to relax, to a certain degree, the local ownership restrictions of its multiple ownership rules in a manner which is keyed to the number of stations in a local market area. In markets with fewer than 15 stations, the revised rules allow a single licensee to own up to three stations, no more than two of which are FM stations, provided that the licensee owns fewer than 50% of the stations in the market. AM-FM combinations are allowed. In markets with 15 or more stations, the revised rules allow a single licensee to own up to two AM stations and two FM stations, provided that the combined audience share of stations owned by the licensee in the market does not exceed 25%. The rule revisions became effective in September 1992. In September 1994, permissible nationwide ownership by a single licensee was increased to 20 AM and 20 FM stations.

     The rules also generally prohibit the acquisition of ownership in, or control of, a television station and either an AM or an FM radio station serving the same market. Such prohibition is subject to waiver for stations in the 25 largest television markets under certain conditions. There are also prohibitions relating to ownership in or control of a daily newspaper and a broadcast station in the same market and limitations on the extent to which aliens may own an interest in broadcast stations.

     Over the past four years, a number of radio stations, including the Company's stations, have entered into what have commonly been referred to as "Local Market Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

     In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically revised its so-called "cross-interest" policy to make that policy inapplicable to time brokerage arrangements. Under the cross-interest policy, the FCC may prohibit one party from acquiring certain economic interests in two broadcast stations in the same market. Furthermore, the staff of the FCC's Mass Media Bureau has, over the past four years, held that LMAs are not contrary to the Communications Act provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecom Act"). This legislation (a) permits foreign nationals to serve as officers and directors of broadcast licensees and their parent companies, (b) directs the FCC to eliminate its national ownership limits on radio station ownership, (c) requires the FCC to relax its numerical restrictions on local radio ownership, (d) extends the FCC's radio and television common ownership waiver policy to the top 50 markets, (e) extends the license renewal period for radio and television stations to eight years and (f) affords renewal applicants significant new protections from competing applications for their broadcast licenses.

     The Telecom Act's provisions regarding local radio ownership limits would create a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a licensee may own up to eight stations, no more than five of which can be in a single radio service (i.e. no more than five AM or five FM). In radio markets with 30 to 44 commercial radio stations, a licensee may own up to seven stations, no more than four of which are in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which are in a single radio service. Finally, with respect to radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which are in the same service; provided that the licensee may not own more than one half of the radio stations in the market.

     The Telecom Act affords renewal applicants additional protection from renewal challenges by (a) changing the standard for grant of license renewal and
(b) precluding the FCC from considering the relative merits of a competing applicant in connection with making its determination on a licensee's renewal application. The new standard for license renewal is that a station's license will be renewed if (x) the station has served the public interest, convenience and necessity, (y) there have been no serious violations of the Communications Act or FCC rules by the licensee and
(z) there have been no other violations of the Communications Act or FCC rules which, taken together, would establish a pattern of abuse by the licensee.

     The Company's Flint AM and FM licenses expire October 1, 1996. The Company does not anticipate any material difficulty in renewing the licenses of these stations.

     The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, the Telecom Act or the regulations or policies of the FCC thereunder. Reference is made to such Acts, regulations, and policies for further information.


Employees
---------

     At the corporate level, the Company employs its President and Treasurer, Mr. Fairman, and its Senior Vice President, who also utilize the services of consultants, a bookkeeping service and the Company's attorneys. The Company's President and Senior Vice President assist the general managers of the Company's stations in developing strategies to increase the profitability of the Company's broadcasting properties and in the operation of the stations. The Company plans to continue its present policy of utilizing only a small number of persons at the corporate level. Each market in which the Company owns and operates radio stations has its own complement of employees, including a general manager, a sales manager, a business manager, advertising sales staff, on-air personalities and engineering and operating personnel. In the aggregate, the Company's subsidiaries employ 32 people on a full-time basis and 24 people on a part-time basis.

     The Company has never experienced a strike or work stoppage and believes that its relations with its employees are good.


ITEM 2. PROPERTIES

     The Company leases approximately 800 square feet of office space for its corporate offices in Old Brookville, New York. The lease expires November 1996. Annual rental is approximately $20,400. The Company is negotiating an extension of this lease and a new lease in the same building for additional space of approximately the same size as its present space.

     The Flint stations occupy studio and office space in a building of approximately 6,000 square feet located on 10 acres in southeastern Flint, Michigan. The AM towers and antennas are also located on this land. An FM tower, antenna, transmitter building and equipment are located on 19 acres of land located nearby. The land, buildings, towers and antennas are owned by a subsidiary of the Company.

     The Tuscola station occupies studio and office space in leased premises in Frankenmuth, Michigan, at an annual rental of $1,920 under a lease that expires June 1997. The station's tower, antenna and transmitter building are owned by a subsidiary of the Company. Those facilities are located on leased land in Millington, Michigan. The lease expires in June 1997 and has renewal options through June 2042. Current rental is $1,920 annually.

     The Company owns substantially all of its studio and general office equipment. The Company believes that its properties are in good condition and are adequate for its operations, although opportunities to upgrade facilities are constantly reviewed.

     All the tangible and intangible property of the Company's subsidiaries is pledged as security for senior debt of the subsidiaries. See Notes 2 and 4 to the Company's 1995 Consolidated Financial Statements for a description of encumbrances against the Company's properties and the Company's rental obligations.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any lawsuit or legal proceeding that, in the opinion of the Company, is likely to have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market For Common Stock
-----------------------

     The Company's Common Stock was admitted to trading on the Boston Stock Exchange (the "Exchange") on December 30, 1987. Prior to that date, the Company's Common Stock was traded in the over-the-counter market, and stock price quotations appeared in the "pink sheets" published by the National Quotation Bureau, Inc. In April 1993, the Exchange changed its requirements for continued listing with respect to stockholders' equity. In December 1993, the Exchange notified the Company that it was not in compliance with the stockholders' equity requirement. The Company requested a waiver of this requirement based on the nature of the Company's business. The Exchange denied the Company's request and trading on the Exchange in the Company's common stock ceased on May 23, 1994.

     On March 2, 1994, the Company's common stock was listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "FXCM."

     The following table reflects the high and low prices of the Common Stock on the Exchange for the first quarter of 1994 and on the OTC Bulletin Board for the remaining quarters in 1994 and each quarter during 1995.

 Fiscal Year                                         High             Low
 -----------                                         ----             ----
 1994
          First Quarter.......................       3/16             1/16
          Second Quarter......................       1/8              3/32
          Third Quarter.......................       1/8              3/32
          Fourth Quarter......................       5/32             3/32

 1995
          First Quarter.......................       1/8              3/32
          Second Quarter......................       7/32             3/32
          Third Quarter.......................       10/32            3/32
          Fourth Quarter......................       10/32            4/32


     On March 15, 1996, the bid and asked prices of the Company's Common Stock on the OTC Bulletin Board were 5/32 and 7/32, respectively. There were 370 holders of record of the Company's Common Stock on March 15, 1996.

Dividend Policy
---------------

     The Company has never paid dividends on its Common Stock. It is the Company's current policy to retain future earnings for the capital requirements of its business. The Company and its subsidiaries are subject to certain restrictions under existing agreements with their lenders which limit dividends on their Common Stock. See Note 2 to the Company's 1995 Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                            Year Ended December 31,
                                               -------------------------------------------------------------------------------
                                                                 1994
                                               1995          (As restated)          1993               1992               1991
                                               ----          -------------          ----               ----               ----

OPERATING RESULTS:

Net Broadcasting Revenues                  $5,113,582         $4,983,513          $5,015,265         $6,061,729         $6,509,879

Income from Operations                      1,511,481          1,470,355             854,514          1,017,423            798,176

Income (Loss)
    Before Extraordinary Item                 244,816            992,079            (796,843)        (2,278,749)        (2,394,684)

Extraordinary Item                                               787,201           3,216,605            337,247

Net Income (Loss)                             244,816          1,779,280           2,419,762         (1,941,502)        (2,394,684)

Primary Income (Loss)
    Per Common Share

  Income (Loss)
    Before Extraordinary Item                     .03                .13                (.11)              (.31)              (.32)

  Extraordinary Item                                                 .11                 .44                .05

  Primary Net Income (Loss)
    Per Common Share                              .03                .24                 .33               (.26)              (.32)

Fully Diluted Income (Loss)
    Per Common Share

  Income (Loss)
    Before Extraordinary Item                     .02                .06                (.11)              (.31)              (.32)

  Extraordinary Item                                                 .05                 .44                .05

  Fully Diluted Net Income (Loss)
    Per Common share                              .02                .11                 .33               (.26)              (.32)

BALANCE SHEET DATA AT
YEAR END:

Total Current Assets                        1,311,916          1,246,104           1,771,069          1,456,027          1,474,726

Total Current Liabilities                   1,037,239          1,150,537           2,771,126          4,853,686         21,933,259

Total Assets                                4,546,508          4,488,913           4,515,236          6,307,862          6,466,868

Long-Term Debt and
 Obligations Under Capital
 Leases                                     7,828,883          8,367,345           6,010,018         12,255,864            195,214

Redeemable Preferred Stock of
  Subsidiaries at Liquidation Value                                                1,968,544          7,909,341          5,611,961

Total Capital Deficit                      (5,764,781)        (6,009,597)        (11,624,571)       (19,034,961)       (17,093,189)


The Company has not declared or paid Common Stock cash dividends since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Year ended December 31, 1995 compared to year ended December 31, 1994
     ---------------------------------------------------------------------

     The Company's net broadcasting revenues increased 2.6% in 1995 compared to 1994 (to $5,114,000 from $4,984,000). Increased net revenues at the Company's Flint, Michigan radio stations in 1995 more than offset the absence of any net revenues in 1995 from a radio station in Southampton, New York, formerly owned by the Company and sold in August 1994. Net revenues increased in the Flint stations as a result of higher local and national advertising revenues generated by increased economic activity in the market and nationally.

     Operating expenses before depreciation, amortization and corporate expenses increased by 3.3% in 1995 compared to 1994 (to $2,946,000 from $2,853,000).
Expenses increased as a result of increased operating expenses at the Flint stations, offset in part by the absence of operating expenses in the Southampton station formerly owned by the Company. The increases in Flint operating expenses consist principally of increases in promotion and advertising expense, the cost of new syndicated programming and higher sales and administrative expense.

     Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") increased 1.7% (to $2,167,000 from $2,131,000) in 1995 compared to 1994. This increase resulted from higher broadcast cash flow in Flint, offset by the absence of any broadcast cash flow from Southampton in 1995.

     Corporate expenses increased by 12.4% in 1995 from 1994 (to $305,000 from $271,000) primarily as a result of higher payments for employee compensation, including incentive compensation.

     Interest expense increased by 5.4% in 1995 from 1994 (to $811,000 from $770,000) due to higher principal amounts of interest bearing debt outstanding and higher interest rates during 1995.

     The year 1995 contained no gain from sale of radio stations. Such gain, in the amount of $965,000, was contained in the year 1994, reflecting the sale in August 1994 of the Southampton radio station formerly owned by the Company.

     Preferred stock dividend requirement of subsidiaries decreased by 100.0% in 1995 from 1994 (to zero from $149,000) as a consequence of the extinguishment of the preferred stock in a former subsidiary of the Company resulting from the sale of the Company's former station in Southampton in August 1994.

     As a result principally of the absence in 1995 of the $965,000 gain from sale of a radio station and the $787,000 gain from troubled debt restructuring recognized in 1994, net income declined to $245,000 in 1995 from $1,779,000 in 1994. The gain from sale of a radio station and the gain from troubled debt restructuring accounted for $.13 and $.11 of the primary and $.06 and $.05 of the fully diluted per share earnings, respectively, in 1994.


     Year ended December 31, 1994 compared to year ended December 31, 1993
     ---------------------------------------------------------------------

     The Company's net broadcasting revenues declined slightly by 0.6% in 1994 compared to 1993 (to $4,984,000 from $5,015,000). Net revenues decreased as a result of the absence in 1994 of any net revenues from a radio station in Charleston, South Carolina, formerly owned by the Company and sold in September 1993 and the sale of the Company's Southampton, New York radio station in August 1994. The absence of the Charleston and Southampton net revenues for all and a portion of 1994, respectively, was almost totally offset by increased net revenues at the Company's Flint, Michigan radio stations. Net revenues increased in the Flint stations as a result of higher local and national advertising revenues generated by increased economic activity in the market.

     Operating expenses before depreciation, amortization and corporate expenses decreased by 18.1% in 1994 compared to 1993 (to $2,853,000 from $3,483,000).
Expenses decreased as a result of the absence of operating expenses in the Charleston and Southampton stations formerly owned by the Company, offset in part by increased operating expenses at the Flint stations. The increases in Flint operating expenses consist principally of increases in programming personnel and promotional expenses.

     Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") increased 39.0% (to $2,131,000 from $1,532,000) in 1994 compared to 1993. This increase resulted from the above-described increases in net broadcasting revenues in the Flint stations, which exceeded the operating expense increases of those stations, and the absence in 1994 of the former Charleston station operations, which incurred operating losses in 1993. This increase was offset somewhat by the absence of operating profits from the former Southampton station after its sale.

     Interest expense decreased by 12.2% in 1994 from 1993 (to $770,000 from $877,000). This decrease resulted from lower average principal amounts of interest bearing debt outstanding during 1994.

     Preferred stock dividend requirement of subsidiaries decreased by 84.3% in 1994 from 1993 (to $149,000 from $949,000). These decreases resulted from the extinguishment of the preferred stock in former subsidiaries of the Company as a result of the sale of the Company's former stations in Charleston and Southampton.

     Provision for appraisal rights increased 49.9% in 1994 from 1993 (to $402,000 from $268,000) as a result of the estimated increase in the value of the Company's Flint stations and changes in other components of the computation of such provision.

     As a result principally of the above-described increases in net revenues in Flint, gain from the sale of the Company's Southampton radio station, elimination of operations in Charleston, and lower preferred stock dividend requirement and interest expense, offset by higher provision for an appraisal right, income before extraordinary item increased to $992,000 in 1994 from a loss of $(797,000) in 1993.

Liquidity and Capital Resources
-------------------------------

     In 1995, net cash provided by operating activities was $820,000 compared with $621,000 in 1994. Net increase in cash and cash equivalents was $111,000 in 1995 compared with a net increase of $41,000 in 1994.

     Based upon current interest rates, the Company believes its interest expense for 1996 will be approximately $865,000. Scheduled debt principal payments are $493,000. Corporate expenses and capital expenditures for 1996 are estimated to be approximately $360,000 and $80,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,798,000, from net cash provided by operations and current cash balances.

     The Company is examining various alternatives for obtaining funds for station acquisitions. No assurance can be given that the Company will successfully consummate any such financing.

Inflation
----------

     The Company does believe the effects of inflation have had a significant impact on its consolidated financial statements.

Recent Accounting Standards Pronouncements
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that losses resulting from impairment of assets expected to be held, and gains or losses from assets expected to be disposed of, be included as a component of income from continuing operations before taxes on income. The Company will adopt SFAS No. 121 in Fiscal 1996 and its implementation is not expected to have a material effect on its consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and executive officers of Faircom Inc. (the "Company") and certain information about them are set forth below:


                                        Principal Occupation
Name                        Age         for Past Five Years
----                        ---         --------------------

Joel M. Fairman             67          Founder, President, Treasurer and Chairman
                                        of the Board of the Company since its
                                        inception in April 1984.  From September 1965
                                        until June 1984, Mr. Fairman was employed in
                                        an executive capacity by investment banking
                                        firms.

Anthony Pantaleoni          56          Secretary and director of the Company since
                                        its inception in April 1984.  Mr. Pantaleoni has
                                        been a partner in the law firm of Fulbright &
                                        Jaworski L.L.P. and a predecessor firm since
                                        1970.  Mr. Pantaleoni also currently serves as
                                        a director of Universal Health Services, Inc.,
                                        AAON Inc. and Westwood Corporation.

Stephen C. Eyre             73          Director of the Company since May 1984.
                                        Since June 1985, Dr. Eyre has been Executive
                                        Director of The John A. Hartford Foundation.
                                        From March 1983 through June 1985 he was
                                        Distinguished Professor, Citicorp Chair of
                                        Finance at Pace University, New York City.
                                        Prior to March 1983, Dr. Eyre was a director
                                        of Citibank, N.A. (December 1981 - March
                                        1983), Senior Vice-President and Secretary
                                        (1980 - 1983) and Comptroller (1973 - 1980) of
                                        Citibank and Citicorp.  Dr. Eyre currently
                                        serves as a director of Prudential Global Fund,
                                        Inc., Prudential Short-Term Global Income
                                        Fund, Inc., and Prudential Pacific Growth
                                        Fund, Inc., and as a trustee of Prudential U.S.
                                        Government Fund.

John C. Jansing             70          Director of the Company since May 1984.
                                        From January 1975 to February 1992, Mr.
                                        Jansing was Chairman of the Board of
                                        Directors of The Independent Election
                                        Corporation of America, a proxy solicitation,






                                        tabulation and services firm.  Mr. Jansing also
                                        serves as a director of Vestaur Securities, Inc.
                                        and Alpine Group Corporation.  In addition,
                                        Mr. Jansing currently serves as a director of
                                        the following investment funds:   Affiliated
                                        Fund, Inc.; Lord Abbett Value Appreciation
                                        Fund, Inc.; Lord Abbett Bond-Debenture Fund,
                                        Inc.; Lord Abbett Cash Reserve Fund, Inc.;
                                        Lord Abbett Development Growth Fund, Inc.;
                                        Lord Abbett Income Fund, Inc.; and the Lord
                                        Abbett Tax Free Income Fund, Inc.


John E. Risher              56          Senior Vice President of the Company since
                                        January 1996 and Vice President of the
                                        Company from July 1991 to January 1996.
                                        Mr. Risher is also President and General
                                        Manager, since January 1996, of the
                                        Company's subsidiary, Faircom Flint Inc.
                                        Prior to January 1996, Mr. Risher was Vice
                                        President and General Manager of the
                                        subsidiary since its acquisition of the
                                        Company's radio stations in Flint, Michigan in
                                        December 1986.  For 20 years prior to 1986,
                                        Mr. Risher was employed in sales, sales
                                        management and as a general manager for
                                        radio stations.


     Directors of the Company are elected annually and hold office until the Annual Meeting of stockholders or until their successors have been elected and have duly qualified.

     Executive officers of the Company are elected annually and hold office until the first meeting of the Board of Directors following the Annual Meeting of stockholders or until their successors have been elected and have duly qualified.


Compensation Pursuant to Stock Option Plan
------------------------------------------

     On September 18, 1984 the Board of Directors of the Company adopted a stock option plan (the "Plan"), which was subsequently approved by the stockholders of the Company on September 12, 1985. The Plan provides for the granting of incentive stock options as well as options not qualifying as incentive stock options (non-statutory stock options). Under the terms of the Plan, the Company's right to grant additional incentive stock options terminated September 18, 1994, ten years from the date the Plan was adopted by the Company's Board of Directors.

     The Plan was adopted for the purpose of advancing the interests of the Company and furthering its growth and development by encouraging and enabling directors, officers and key employees of the Company and its subsidiaries and other persons, who are presently making and are expected to continue to make substantial contributions to the successful growth of the Company, to acquire an increased and proprietary interest in its continued success and progress. Incentive stock options granted pursuant to the Plan provide certain restrictions concerning to whom and upon what basis the grant and exercise of options may be made and on the disposition of stock issued upon exercise of options as required by the tax laws.

     An aggregate of 900,000 shares of the Common Stock, par value $.01 per share, is available and reserved for issuance under the Plan.


Eligibility
-----------

     Employees (either full or part-time), directors and consultants to the Company and its subsidiaries, who are deemed to have the potential to contribute to the future success of the Company, are eligible to receive non-statutory stock options under the Plan. Until September 1994, full-time and part-time employees (including employees who are also directors of the Company or a subsidiary) and salaried directors, were eligible to receive incentive stock options. Approximately 57 employees of the Company and its subsidiaries are entitled to participate in the Plan.


Administration of the Plan
--------------------------

     The Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors of the Company (the "Committee"). Currently, the Board of Directors is administering the Plan. Subject to the provisions of the Plan, either the Board of Directors or the Committee, whichever is then acting with respect to the Plan, possesses the authority in its discretion (i) to determine, upon review of relevant information, the fair market value of the Common Stock; (ii) to determine the exercise price per share of stock options to be granted; (iii) to determine the Eligible Participants to whom, and time or times at which, awards shall be granted and the number of shares to be represented by each stock option; (iv) to construe and interpret the Plan; (v) to prescribe, amend and rescind rules and regulations relating to the Plan; (vi) to determine the terms and provisions of each award (which need not be identical) and (vii) to make all other determinations necessary to or advisable for the administration of the Plan.

     The Plan provides for the issuance of shares of Common Stock for any nature of consideration, including a promissory note, as determined by the Board of Directors or the Committee. The Board of Directors or the Committee may also determine the conditions which it deems appropriate to assure that such consideration will be received by, or accrued to, the Company. The consideration may be different for different options.

Grants and Exercises
--------------------

     During the fiscal year ended December 31, 1995, options to purchase an aggregate of 309,318 shares of Common Stock at an exercise price of $.156 per share were granted pursuant to the Plan. As of March 15, 1996, no options granted pursuant to the Plan had been exercised. On that date the bid and asked prices for the Common Stock on the OTC Bulletin Board were $.156 and $.219, respectively.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and certain officers and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Stephen C. Eyre, Joel M. Fairman, John C. Jansing, Anthony Pantaleoni and John E. Risher each failed to timely file a Report on Form 5 with respect to options granted to each of them on May 23, 1995 pursuant to the Plan. Each of them is preparing the required Report and the Company expects that all such Reports will be filed shortly.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation
----------------------------------------------

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to, or on behalf of, the Company's Chief Executive Officer for the fiscal years ended December 31, 1993, 1994 and 1995.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                           Long Term Compensation
                                                                        --------------------------------------------------------
                                   Annual Compensation                            Awards                 Payouts
                           ------------------------------------------   ---------------------------     ---------
                                                                                           Option/
                                                              Other                        Stock        Long Term
                                                             Annual      Restricted    Appreciation     Incentive       All Other
Name and                                                     Compen-        Stock         Rights           Plan         Compensa-
Principal Position         Year   Salary($)   Bonus ($)    sation ($)   Award(s) ($)   ("SARs") (#)    Payouts ($)      tion ($)
------------------         ----   ---------   ---------    ----------   ------------   ------------    -----------      --------

Joel M. Fairman,           1995     90,000      15,000         ---           ---        181,818(1)         ---             ---
Chairman of the
Board, President and       1994     70,000      21,000         ---           ---            ---            ---             ---
Treasurer
                           1993     70,000       ---           ---           ---            ---            ---             ---

-------------

(1) Represents grant of stock options under the Company's Stock Option Plan.

     The following table sets forth certain information concerning stock options granted to Joel M. Fairman under the Company's Stock Option Plan in the fiscal year ended December 31, 1995.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                                Individual Grants
                           ---------------------------------

                            Number of       Percent of Total                           Potential Realizable Value at
                           Securities         Options/SARs                             Assumed Annual Rates of Stock
                           Underlying          Granted to          Exercise or       Price Appreciation for Option Term
Name and                   Option/SARs        Employees in            Base           ----------------------------------
Principal Position         Granted (#)         Fiscal Year        Price ($/Sh)           5% ($)              10% ($)
------------------         -----------       ---------------      ------------           ------              -------


Joel M. Fairman,             181,818              72.9                .156               8,000               17,455
Chairman of the
Board, President and
Treasurer


     The following table sets forth certain information concerning unexercised stock options granted to Joel M. Fairman under the Company's Stock Option Plan:


                                      AGGREGATED OPTION/SAR EXERCISES IN LAST
                                     FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                     -----------------------------------------


                                                                   Number of Unexercised              Value of Unexercised In-
                                                                    Options/SARs at FY-                the-Money Options/SARs
                                                                          End(#)                             at FY-End
                                        Value Realized      ---------------------------------     -------------------------------
                       Shares        (Market Price at
                    Acquired on          Exercise Less
Name                Exercise (#)         Exercise Price)    Exercisable         Unexercisable     Exercisable       Unexercisable
----                ------------       -----------------    -----------         -------------     -----------       -------------

Joel M. Fairman         None                 ---                300,000              ---             None                None


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 15, 1996, the number of shares of Common Stock of the Company and the percentage owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, by (i) all stockholders known by the Company to own more than 5% of the Common Stock; (ii) all directors of the Company who are stockholders; and (iii) all directors and officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.


                                           Number of Shares
     Name and Address of                    Beneficially
      Beneficial Owners                        Owned            Percent of Class
     --------------------                  ----------------     ----------------
Joel M. Fairman
333 Glen Head Road
Old Brookville, New York 11545             1,500,000(1)             19.5%

Anthony Pantaleoni
666 Fifth Avenue
New York, New York 10103                     125,000(2)              1.7%

Stephen C. Eyre
55 East 59th Street
New York, New York 10022                     154,500(2)              2.1%

John C. Jansing
162 South Beach Road
Hobe Sound, FL  33455                        168,500(2)              2.2%

Don G. Hoff and Sandra Hoff
1 Via Capistrano
Tiburon, CA 94920                             430,000                5.8%

Ido Klear
111 Great Neck Road
Great Neck, New York 11021                    380,000                5.2%

Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, New York 10043                   9,081,502(3)             55.2%

All officers and directors as
a group (five (5) persons)                 2,015,400(4)             24.9%


-------------------------

(1) Includes 300,000 shares issuable pursuant to currently exercisable stock options held by Mr. Fairman under the Company's Stock Option Plan ("Plan").

(2) Includes 115,000 shares issuable pursuant to currently exercisable stock options held by each of Messrs. Eyre, Jansing and Pantaleoni under the Plan.

(3) Represents 9,081,502 shares issuable upon conversion of the Company's 8.65% Senior Convertible Note.

(4) Includes 706,000 shares issuable pursuant to currently exercisable stock options under the Plan held by officers and directors of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 1995, Anthony Pantaleoni, Secretary and a Director of the Company, was a partner in the law firm of Fulbright & Jaworski L.L.P., which firm was retained by the Company during such fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. Index to financial statements and related schedules.

     See the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules beginning on page F-1 of this report.

(a)   3.  Exhibits.

       *   3.1               Certificate of Incorporation, as amended.

       *   3.2               By-Laws of the Company.

           11.1              Computation of Net Income (Loss) Per Common Share.

       *   21                Subsidiaries of the registrant.

           27                Financial Data Schedule.

(b) No reports on Form 8-K were filed during the period October 1, 1995 through December 31, 1995.


--------
* Previously filed as an exhibit to the Company's registration of securities on Form 10, dated February 12, 1987, pursuant to Section 12(g) of the Securities Exchange Act of 1934.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FAIRCOM INC.


                                          By s/ Joel M. Fairman
                                             -----------------------------------
                                                Joel M. Fairman
                                                  President

March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                      Date
      ---------                          -----                      ----
By s/ Joel M. Fairman             President, Treasurer          March 26, 1996
      -----------------------     and Chairman of the
      Joel M. Fairman             Board (Chief Executive,
                                  Financial and
                                  Accounting Officer)



By s/ Anthony Pantaleoni          Secretary and Director        March 26, 1996
      ------------------------
      Anthony Pantaleoni


By s/ Stephen C. Eyre             Director                      March 26, 1996
      ------------------------
      Stephen C. Eyre


By s/ John C. Jansing             Director                      March 26, 1996
      ------------------------
      John C. Jansing

                                              FAIRCOM INC.








===============================================================================

                                              CONSOLIDATED FINANCIAL STATEMENTS
                                  Form 10-K - Item 8 and Items 14(a)(1) and (2)
                                                   Year Ended December 31, 1995

                                                                 FAIRCOM INC.


                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-3

CONSOLIDATED BALANCE SHEETS:
        December 31, 1995 and 1994                                         F-4

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
   YEARS ENDED DECEMBER 31, 1995:
        Statements of income                                               F-5
        Statements of capital deficit                                      F-6
        Statements of cash flows                                           F-7

SUMMARY OF ACCOUNTING POLICIES                                      F-8 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-11 - F-25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Faircom Inc.

We have audited the consolidated balance sheets of Faircom Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, capital deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Faircom Inc. at December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





                                                         s/BDO Seidman, LLP
                                                           --------------------
                                                           BDO Seidman, LLP

Mitchel Field, New York
January 16, 1996

                                                                                                      FAIRCOM INC.


                                                                                       CONSOLIDATED BALANCE SHEETS
===================================================================================================================================



                                                                                                                               1994
                                                                                                                       (As restated)
December 31,                                                                                         1995                (Note 2(d))
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 2)
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $   363,532               $   252,276
   Accounts receivable, less allowance of $20,000 for possible
      losses in 1995 and 1994                                                                     942,601                   956,321
   Prepaid expenses                                                                                 5,783                    37,507
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                                    1,311,916                 1,246,104
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation and
   amortization (Note 1)                                                                        1,327,067                 1,182,002
-----------------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of $458,553
   and $401,435                                                                                 1,684,884                 1,742,002
OTHER ASSETS:
   Deferred financing costs                                                                       167,641                   248,805
   Other                                                                                           55,000                    70,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                1,907,525                 2,060,807
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 4,546,508               $ 4,488,913
===================================================================================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                           $    58,946               $    45,039
   Accrued expenses and liabilities                                                               208,635                   285,651
   Taxes payable                                                                                   20,150                   121,068
   Current portion of interest payable (Note 2 (b))                                               235,458                   187,975
   Current portion of long-term debt (Note 2)                                                     493,250                   490,142
   Current portion of obligations under capital leases (Note 4)                                    20,800                    20,662
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                               1,037,239                 1,150,537
LONG-TERM DEBT, less current portion (Note 2)                                                   7,828,883                 8,347,547
INTEREST PAYABLE, less current portion (Note 2 (b))                                               509,167                   618,628
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 4)                                         -                    19,798
DEFERRED RENTAL INCOME (Note 3)                                                                   136,000                         -
APPRAISAL RIGHT LIABILITY (Note 2 (d))                                                            800,000                   362,000
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                      10,311,289                10,498,510
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2 (d) and 4)
CAPITAL DEFICIT (Notes 2 (c), 6 and 7):
   Common stock - $.01 par value, 35,000,000 shares
      authorized; 7,378,199 shares issued and outstanding                                          73,782                    73,782
   Additional paid-in capital                                                                   2,605,813                 2,605,813
   Deficit                                                                                     (8,444,376)               (8,689,192)
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CAPITAL DEFICIT                                                                  (5,764,781)               (6,009,597)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 4,546,508               $ 4,488,913
===================================================================================================================================

                                                                                    See accompanying summary of accounting policies
                                                                                    and notes to consolidated financial statements.


                                                    F-4





                                                                                                      FAIRCOM INC.


                                                                                 CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================================

Year ended December 31,                                                              1995                   1994               1993
                                                                                                   (As restated)
                                                                                                     (Note 2(d))
------------------------------------------------------------------------------------------------------------------------------------
BROADCASTING REVENUES:
   Gross broadcasting revenues                                                 $5,785,963           $5,607,940           $5,588,344
   Less: agency commissions                                                      (672,381)            (624,427)            (573,079)
------------------------------------------------------------------------------------------------------------------------------------
      NET BROADCASTING REVENUES                                                 5,113,582            4,983,513            5,015,265
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Programming and technical expenses                                           1,229,333            1,161,600            1,324,259
   Selling, general and administrative expenses                                 1,716,858            1,690,994            2,158,511
   Depreciation and amortization                                                  351,257              389,489              463,323
   Corporate expenses                                                             304,653              271,075              214,658
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                                  3,602,101            3,513,158            4,160,751
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                          1,511,481            1,470,355              854,514
   Interest expense                                                              (811,298)            (770,009)            (876,722)
   Gain from sale of Charleston radio station (Note 8)                                  -                    -              504,356
   Gain from sale of Southampton radio station (Note 9)                                 -              964,859                    -
   Other income (expense)                                                          10,633               16,255              (27,907)
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PREFERRED STOCK DIVIDEND REQUIREMENT OF
   SUBSIDIARIES, PROVISION FOR APPRAISAL RIGHTS, TAXES
   ON INCOME AND EXTRAORDINARY ITEM                                               710,816            1,681,460              454,241
   Preferred stock dividend requirement of subsidiaries
      (Notes 2(c), 8 and 9)                                                            -              (149,225)            (949,116)
   Provision for appraisal rights (Note 2 (d))                                   (438,000)            (402,000)            (268,221)
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM                       272,816            1,130,235             (763,096)
TAXES ON INCOME (Note 10)                                                          28,000              138,156               33,747
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                           244,816              992,079             (796,843)
EXTRAORDINARY ITEM:
   Gain from troubled debt restructuring (Note 11)                                      -              787,201            3,216,605
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $  244,816           $1,779,280           $2,419,762
====================================================================================================================================
PRIMARY INCOME (LOSS) PER SHARE OF COMMON STOCK - ASSUMING
   NO DILUTION:
      Income (loss) before extraordinary item                                        $.03                 $.13                $(.11)
      Extraordinary item                                                                -                  .11                  .44
------------------------------------------------------------------------------------------------------------------------------------
        PRIMARY NET INCOME PER COMMON SHARE                                          $.03                 $.24                $ .33
====================================================================================================================================
        WEIGHTED AVERAGE SHARES OUTSTANDING                                     7,378,199            7,378,199            7,378,199
====================================================================================================================================

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE - ASSUMING ISSUANCE
   OF ALL DILUTIVE CONTINGENT SHARES:
      Income (loss) before extraordinary item                                        $.02                 $.06                $(.11)
      Extraordinary item                                                                -                  .05                  .44
------------------------------------------------------------------------------------------------------------------------------------
        FULLY DILUTED NET INCOME PER COMMON SHARE                                    $.02                 $.11                $ .33
====================================================================================================================================
        WEIGHTED AVERAGE SHARES OUTSTANDING                                    16,459,701           16,459,701            7,378,199
====================================================================================================================================

                                                                                    See accompanying summary of accounting policies
                                                                                    and notes to consolidated financial statements.

                                                             F-5




                                                                                                      FAIRCOM INC.


                                                                        CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1995
===================================================================================================================================



                                                  Common Stock
                                          ---------------------------
                                                                                 Additional
                                              Shares          Amount        paid-in capital         Deficit                   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1992                                       7,378,199         $73,782             $2,605,813       $(21,714,286)        $(19,034,691)
   Extinguishment of
       Charleston's
       preferred stock
       (Notes 2 (c) and 8)                         -               -                      -          4,990,358            4,990,358
   Net income for the
       year ended
       December 31, 1993                           -               -                      -          2,419,762            2,419,762
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1993                                       7,378,199          73,782              2,605,813        (14,304,166)         (11,624,571)
   Extinguishment of
       Southampton's
       preferred stock
       (Notes 2 (c) and 9)                         -               -                      -          2,117,769            2,117,769
   Extinguishment of
       subordinated claim
       and related stock
       option (Note 2 (c))                         -               -                      -          1,717,925            1,717,925
   Net income for the
       year ended
       December 31, 1994
       (as restated) (Note
       2(d))                                       -               -                      -          1,779,280            1,779,280
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1994 (as restated)                         7,378,199          73,782              2,605,813         (8,689,192)          (6,009,597)
   NET INCOME FOR THE
       YEAR ENDED
       DECEMBER 31, 1995                           -               -                      -            244,816              244,816
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
1995                                       7,378,199         $73,782             $2,605,813        $(8,444,376)        $ (5,764,781)
====================================================================================================================================

                                                                                    See accompanying summary of accounting policies
                                                                                    and notes to consolidated financial statements.

                                                            F-6




                                                                                                      FAIRCOM INC.


                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         (NOTE 12)
===================================================================================================================================


                                                                                                        1994
                                                                                                    (As restated)
Year ended December 31,                                                                  1995         (Note 2(d))              1993
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $244,816         $1,779,280        $ 2,419,762
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 351,257            389,489            463,323
        Amortization of deferred rental income                                        (34,000)                 -                  -
        Provision for doubtful accounts                                                16,428             22,997             25,483
        Gain from sale of radio station                                                     -           (964,859)          (504,356)
        Preferred stock dividend requirement of subsidiaries                                -            149,225            949,116
        Provision for appraisal rights                                                438,000            402,000            268,221
        Gain from troubled debt restructuring                                               -           (787,201)        (3,216,605)
        Increase (decrease) in cash flows from changes in
           operating assets and liabilities, net of effects of sales
           of radio stations:
           Accounts receivable                                                         (2,708)          (198,313)           152,864
           Prepaid expenses                                                            31,724            (23,359)            48,509
           Other assets                                                                     -            (75,000)           (90,831)
           Accounts payable                                                            13,907             (9,746)           (35,359)
           Accrued expenses and liabilities                                           (77,016)          (136,753)          (178,467)
           Taxes payable                                                             (100,918)           121,068                  -
           Interest payable                                                           (61,978)           (47,787)           (14,015)
------------------------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                     574,696         (1,158,239)        (2,132,117)
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                             819,512            621,041            287,645
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets used to satisfy secured claims                              -          1,700,000            347,423
   Capital expenditures                                                              (172,805)          (375,904)           (53,020)
   Intangible assets related to purchase of radio station                                   -           (152,796)                  -
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH (USED IN) PROVIDED BY INVESTING
                   ACTIVITIES                                                        (172,805)         1,171,300            294,403
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment for deferred financing costs                                                  (235)          (210,340)                 -
   Proceeds from long-term debt                                                             -            720,578                  -
   Principal payments on long-term debt                                              (515,556)        (2,228,943)          (740,964)
   Principal payments under capital lease obligations                                 (19,660)           (32,539)           (63,923)
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN FINANCING ACTIVITIES                                (535,451)        (1,751,244)          (804,887)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  111,256             41,097           (222,839)
CASH AND CASH EQUIVALENTS, beginning of year                                          252,276            211,179            434,018
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                               $363,532        $   252,276       $    211,179
====================================================================================================================================

                                                                                    See accompanying summary of accounting policies
                                                                                    and notes to consolidated financial statements.

                                                                F-7

                                                                    FAIRCOM INC.


                                                  SUMMARY OF ACCOUNTING POLICIES

===============================================================================

ORGANIZATION AND BUSINESS

Faircom Inc. (the "Company") owns and operates radio stations through its wholly-owned subsidiary in Flint, Michigan.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Faircom Inc. and its subsidiaries, Faircom Flint Inc. ("Flint"), and Faircom Evansville Inc., all of whose common stock is owned by the Company. All intercompany accounts and transactions are eliminated. Faircom Evansville Inc. is currently inactive. The assets of Faircom Charleston Inc. ("Charleston") were sold in 1993 (see Note 8). The assets of Faircom Southampton Inc. ("Southampton") were sold in 1994 (see Note 9). Charleston and Southampton, which were wholly-owned subsidiaries of the Company, were both dissolved in 1994.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. For financial reporting purposes, depreciation is determined using the straight-line method based upon the estimated useful lives of the various classes of assets, ranging from three to nineteen years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Both straight-line and accelerated methods are used for federal and state income tax purposes.

                                                                   FAIRCOM INC.


                                                 SUMMARY OF ACCOUNTING POLICIES

===============================================================================

INTANGIBLE ASSETS

Intangible assets consist of the excess of the purchase price (including related acquisition costs) over the fair value of tangible assets of acquired radio stations, a substantial portion of which represents the value of Federal Communications Commission licenses. These assets are amortized on a straight-line basis over forty years. Management evaluates the continuing realizability of the intangible assets by assessing projected future cash flows and obtaining independent appraisals of the value of its radio stations.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized on a straight-line basis over the term of the related debt.

REDEEMABLE PREFERRED STOCK AND APPRAISAL RIGHTS

The Company carried the redeemable preferred stock of its former subsidiaries (see Note 9) at their redemption values. Dividends on such stock were accrued currently and charged to operations. At such time that the appraisal rights of the preferred stockholders had greater than a nominal value, an accrual and corresponding charge to preferred stock requirements were reflected in the consolidated financial statements. Adjustments were made to this accrual based on the passage of time and change in appraisal values.

The value of the appraisal right given to Citicorp Venture Capital, Ltd. ("CVC") for its guaranty of certain debt interest (see Note 2 (d)) was accounted for in a manner similar to the appraisal rights of the preferred stockholders.

The value of the appraisal right given to CVC in connection with its subordinated exchangeable note (see Note 2 (d)) is accrued at a discounted amount, based on the interest rate of the related note and the date on which the appraisal right becomes exercisable. Adjustments are made to this accrual based on the passage of time and change in appraisal values.

TAXES ON INCOME

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

                                                                    FAIRCOM INC.


                                                 SUMMARY OF ACCOUNTING POLICIES

===============================================================================

REVENUE RECOGNITION

Revenue from radio advertisements, including barter transactions (advertising provided in exchange for goods and services), is recognized as income when the advertisements are broadcast. The merchandise or services received as barter for advertising are charged to expense when used or provided.

ADVERTISING COSTS

Costs Advertising costs are charged to expense as incurred and amounted to $149,469, $118,770 and $113,429 for the years ended December 31, 1995, 1994 and
1993, respectively.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The effect on per share data from the assumed exercise of outstanding options or conversion of preferred stock was not dilutive or material for 1993. In 1994 and 1995, the effects of the assumed conversion of a convertible note on per share data have been reflected in the fully diluted calculation only (see Note 2 (c)). The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from both the primary and fully diluted per share calculations (see Notes 6 and 7).

------------------------------------------------------------------------------




                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================

1. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                          1995             1994
-------------------------------------------------------------------------------
Land                                               $   116,000      $   116,000
Buildings and building improvements                    626,722          494,566
Leasehold improvements                                   3,445            3,445
Towers and antenna systems                           1,180,620        1,010,620
Studio, technical and transmitting
   equipment                                         3,422,652        3,419,074
Office equipment, furniture and fixtures               933,850          896,780
-------------------------------------------------------------------------------
                                                     6,283,289        5,940,485
Less: accumulated depreciation and
   amortization                                     (4,956,222)      (4,758,483)
-------------------------------------------------------------------------------
Net property and equipment                         $ 1,327,067       $1,182,002
================================================================================




2. LONG-TERM DEBT

Long-term debt consists of the following:



                                                          1995             1994
--------------------------------------------------------------------------------
Senior secured term note (see (a) below)            $6,131,916       $6,509,317

Senior secured term note (see (b) below)               834,000          900,000

Senior secured time note (see (b) below)               673,337          700,000

Subordinated senior convertible note (see (c)
   below)                                              181,630          181,630

Subordinated senior exchangeable note (see (d)
   below)                                              500,000          500,000

Notes payable for purchase of radio station              1,250           46,742
--------------------------------------------------------------------------------
                                                     8,322,133        8,837,689

Less:   Current portion of long-term debt             (493,250)        (490,142)
--------------------------------------------------------------------------------
                                                    $7,828,883      $ 8,347,547
================================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


(a) Senior secured term note

    On December 22, 1994, Flint entered into an amended and restated loan agreement (the "1994 loan agreement"), under which certain existing indebtedness was consolidated, creating three new loans (see also Note 2
    (b)). A portion of the "first loan" proceeds under the 1994 loan agreement was used to repay in full two existing term loans, with the balance used to fund loan closing costs and certain capital expenditures. The "first loan" is evidenced by a term note for $6,509,317, with interest payable monthly at the prime rate plus 2-3/4% (base rate), which may be reduced if certain conditions are met. The base rate can also be increased by a maximum of 4% if Flint is in default for non-payment of principal or interest. The principal balance is payable in varying monthly installments, ranging from $31,450 to $48,450, from January 1, 1995 through November 1, 1999, with the balance due on December 1, 1999. Flint has the option, subject to certain terms and conditions, to extend the "first loan" maturity date for an additional 60 months beyond December 1, 1999.

    The borrowings are secured by all tangible and intangible property of Flint and all outstanding Flint common stock held by the Company, and are guaranteed by the Company.

    The 1994 loan agreement contains certain financial and restrictive covenants, including maintenance of minimum operating income levels and debt coverage ratios, and limitations on capital expenditures, additional indebtedness, mergers and dividend payments.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


(b) Senior secured term note and time note

    Under the 1994 loan agreement described in Note 2 (a), Flint became obligated for a term note of $900,000 under the "second loan" and a time note of $700,000 under the "third loan". The "second loan" and "third loan" arose from the acquisition by Flint's senior lender of the $3,180,564 subordinated secured claim against Flint, which Flint had recorded in connection with its guaranty of certain indebtedness of Charleston (see Note
    8). The senior lender, which had acquired the claim from the Resolution Trust Corporation at a discounted amount, forgave all but $1,600,000 of this claim and recast it as senior secured indebtedness of Flint. An extraordinary gain of $787,201 was recorded in 1994 by Flint in connection with this troubled debt restructuring (see Note 11). The gain represents the principal amount of the subordinated secured claim which was forgiven, less the estimated interest of $793,363 payable over the term of the "second loan" and "third loan", assuming a prime rate of 8.5%.

    The principal balance of the term note under the "second loan" is payable in varying monthly installments, ranging from $5,500 to $8,550, from January 1, 1995 through November 1, 1999, with the balance due on December 1, 1999. Flint has the option, subject to certain terms and conditions, to extend the "second loan" maturity date for an additional 60 months beyond December 1, 1999. Interest on the term note is payable monthly at the prime rate plus 2-3/4% (base rate), which may be reduced if certain conditions are met. The base rate can also be increased by a maximum of 4% if Flint is in default for non-payment of principal or interest.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


    Both principal and interest, at the prime rate plus 3%, on the time note under the "third loan" are payable in a single payment on December 1, 1999. However, to the extent that Flint has excess cash flow, as defined in the 1994 loan agreement, a quarterly payment is required, to be applied first to accrued interest and then to principal. Flint made a required quarterly principal payment of $26,663 on March 1, 1995. Flint was also required to make quarterly payments from excess cash flow as of September 1 and December 1, 1995, but such payments were waived by the lender.

    The collateral and covenants in connection with the "second loan" and "third loan" are the same as those described for the "first loan" in Note 2 (a).


(c) Subordinated senior convertible note

    The Company and Flint entered into a securities exchange agreement with Citicorp Venture Capital, Ltd. ("CVC") on December 22, 1994 (the "1994 CVC agreement"). Under the 1994 CVC agreement, the Company issued a senior convertible note to CVC for $181,630, with interest payable quarterly at a rate of 8.65% per annum. The interest rate may be increased to 10% per annum if the Company is in default for non-payment of principal or interest. Principal is payable on December 1, 2004.

    The senior convertible note, which is subordinated to the debt described in Notes 2 (a) and 2 (b), was issued in exchange for the extinguishment of a subordinated claim payable to CVC in the amount of $1,899,555 related to the former Charleston Preferred Stock (extinguished and credited against deficit in 1993 in the amount of its liquidation value), which CVC had the option of converting into 6,963,733 shares of the Company's common stock; and the extinguishment in 1994 of the former Southampton Preferred Stock, with a liquidation value of $2,117,769, which CVC had the option of converting into 2,117,769 shares of the Company's common stock (see Notes 8 and 9). The liquidation value of the former Southampton Preferred Stock, and the difference between the subordinated claim and the principal amount of the new senior convertible note, were credited against deficit in 1994.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


    CVC has the option at any time prior to December 1, 2004 to convert all or any portion of the senior convertible note into up to 9,081,502 shares of the Company's common stock, at a conversion rate of 50,000 shares of stock for each $1,000 of note principal, equivalent to a conversion price of $.02 per share, subject to antidilution adjustments upon stock splits and other events.

    The senior convertible note contains certain restrictive covenants, including limitations on capital expenditures, additional indebtedness, mergers and dividend payments.

(d) Subordinated senior exchangeable note

    Under the 1994 CVC agreement (see Note 2 (c)), the Company also issued a senior exchangeable note to CVC for $500,000, with interest payable quarterly at a rate of 10% per annum. The interest rate may be increased to 12% per annum if the Company is in default for non-payment of principal or interest. Principal is payable on December 1, 2004.

    The senior exchangeable note, which is subordinated to the debt described in Notes 2 (a) and 2 (b), was issued in exchange for the extinguishment of an appraisal right with respect to Flint held by CVC, valued for purposes of the exchange at $310,000 at December 31, 1993 and $350,000 at December 22, 1994, the date of the 1994 CVC agreement; and for the extinguishment of the Company's subordinated obligation to CVC, valued at $150,000 at December 22, 1994, which was related to CVC's payment of certain accrued interest under an interest guaranty on one of the Company's notes payable.

    At any time after December 1, 1999, CVC may request a determination of the appraised value (as defined in the 1994 CVC agreement) of Flint, and elect to exchange $350,000 of the principal amount of the senior exchangeable note for a payment of 19.99% of such appraised value. Management estimates that the present value of this appraisal right at December 31, 1995 and 1994 was approximately $800,000 and $362,000, respectively, net of the $350,000 principal amount that would be exchanged at each such date and based on a 10% discount rate. If at any time Flint is disposed of by the Company, CVC is entitled to elect to exchange $350,000 of the principal amount of the senior exchangeable note for a payment of 19.99% of the net proceeds (as defined) received.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


    During the fourth quarter of 1995, a review of the calculation of the December 31, 1994 appraisal right liability discovered that such liability was overstated by $350,000 for the purposes of the Company's 1994 consolidated financial statements, as it did not reflect the debt cancellation that would occur if CVC were to elect to exercise its appraisal right. Accordingly, the 1994 consolidated financial statements have been restated to reduce the 1994 year-end appraisal right liability to $362,000 from $712,000 and increase both 1994 income before extraordinary item and net income by $350,000. Such restatement increased primary and fully diluted net income per common share by $.05 and $.02, respectively. There was no income tax effect from this restatement, as the provision for appraisal right is a non-deductible expense.

    The senior exchangeable note has the same restrictive covenants as described in Note 2 (c) for the senior convertible note.


Minimum annual maturities of the Company's long-term debt for the next five years and thereafter are approximately as follows: 1996 - $493,000; 1997 - $552,000; 1998 - $612,000; 1999 - $5,983,000; 2000 - $0; and $682,000
thereafter.

The Company estimates that the carrying amount of its long-term debt approximates its fair value.

3. DEFERRED RENTAL INCOME

Effective January 1995, Flint, as lessor, entered into an operating lease agreement with a telecommunications company. The lessee agreed to arrange for the construction of a new radio tower and antenna at one of Flint's tower sites, at lessee's expense, and transfer title to those assets to Flint, in exchange for the right to use a portion of the new tower and related building facilities in its operations on a rent-free basis for five years. The lessee has three successive five-year renewal options, providing for no rent in the sixth year, a total of $18,000 rent in the seventh year, and annual increases of 4% beginning with the eighth year.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


Flint has recorded as an advance minimum lease payment an amount equal to the fair value of the tower and antenna constructed for its benefit, based on the lessee's construction costs, aggregating approximately $170,000. The assets received were capitalized, the advance lease payment is being amortized as rental income on a straight-line basis over the five year initial lease term, and the unamortized portion of the lease payment is recorded as deferred rental income.


4. COMMITMENTS

The Company has entered into operating lease agreements for office space and certain equipment. The Company also obtained equipment under capital leases.

The following is a schedule of approximate future minimum lease payments required under these leases:

                                                 Operating           Capital
-------------------------------------------------------------------------------
        1996                                       $18,700           $22,527
        Less amount representing
           interest                                     -              1,727
-------------------------------------------------------------------------------
        Present value of net
           minimum lease payments                  $18,700           $20,800
===============================================================================

Rent expense was approximately $32,000, $54,000 and $133,000 for the years ended December 31, 1995, 1994 and 1993, respectively.



5. RETIREMENT PLANS

Effective January 1, 1995, the Company established a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code for eligible employees. Under the plan, the Company may, but is not required to, make matching and discretionary contributions to participants' accounts. Matching contributions charged against operations amounted to $4,600 for the year ended December 31, 1995.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


6. STOCK OPTION PLAN

The Company has a stock option plan (the "Plan") under which 900,000 shares of common stock have been reserved for issuance. Under this Plan, the Company may grant options to purchase up to 900,000 shares of common stock in the form of either nonqualified stock options or incentive stock options ("ISOs"). The Plan provides that the option price for the nonqualified options be determined by the Board of Directors at or prior to the time the option is granted (but in no event at a price below par value of the common stock) and for ISOs, at a price not less than 100% of the fair market value of the common stock at the date the option is granted, except for those individuals possessing more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries, for which the price is not less than 110% of the fair market value of the common stock.

The term of each option granted shall be determined by the Board of Directors, provided that the term for each ISO granted under the Plan not be more than 10 years from the date of the grant and the term for each option granted to an individual owning more than 10% of the combined voting power, as described above, not be more than five years.

Under the terms of the Plan, the Company's right to grant additional ISOs terminated September 18, 1994, ten years from the date the Plan was adopted by the Company's Board of Directors.

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


Transactions involving options granted under the Plan are summarized below:


                                                1995               1994                1993
-----------------------------------------------------------------------------------------------

Outstanding, January 1                       533,882            747,800             755,200

Granted                                      309,318            100,000             112,500

Cancelled                                     43,200            313,918             119,900
-----------------------------------------------------------------------------------------------
Outstanding, December 31                     800,000            533,882             747,800
===============================================================================================

Price range, December 31              $.125 to $.156      $.125 to $.31       $.125 to $.50

Exercisable, December 31                     661,000            438,442             571,100
-----------------------------------------------------------------------------------------------
Available for grant, December
   31                                        100,000            366,118             152,200
===============================================================================================

Of the 800,000 options outstanding at December 31, 1995, 589,318 are nonqualified options and 210,682 are ISOs.




7. COMMON STOCK SHARES RESERVED

At December 31, 1995, shares of the Company's authorized and unissued common stock were reserved for issuance upon conversion of a subordinated senior convertible note and exercise of options, as follows:


Subordinated senior convertible note (Note 2 (c))                 9,081,502

Stock option plan (Note 6)                                          900,000
-----------------------------------------------------------------------------
                                                                  9,981,502
=============================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


8. SALE OF CHARLESTON RADIO STATION

In September 1993, Charleston exchanged substantially all of its assets for another station, which was then sold by Charleston. The aggregate consideration received by Charleston for the exchange and sale was $1,125,000, of which $813,500 was used to repay a portion of Charleston's existing revolving credit/term loan and accrued interest. The Charleston Preferred Stock was extinguished because there were no funds for payment to the Charleston preferred stockholder available from the sale of Charleston. All funds derived by Charleston from the exchange and sale were disbursed to secured and judgment creditors of Charleston in February 1994, and Charleston was subsequently dissolved in the same month. The remaining balance of $3,180,564 of the revolving credit/term loan, after giving effect to accrued interest through the date of fund disbursement and payment of $825,000 in reduction of the loan, became a subordinated secured claim against the assets of Flint and Southampton, payable if Flint or Southampton was sold. As the proceeds of the 1994 sale of Southampton were insufficient to satisfy this claim, the entire liability was recorded by Flint. In December 1994, this claim was purchased from the Resolution Trust Corporation by Flint's senior lender and recast as senior secured indebtedness of Flint at a discount from its face value, resulting in an extraordinary gain of approximately $787,000 (see Notes 2 (b) and 11).

The operations of the Charleston subsidiary prior to the sale of the radio station were included in the statement of operations for 1993 and the sale resulted in a gain of $504,356. The Charleston operations which were included in the 1993 statement of operations are summarized as follows:


Net broadcasting revenues                                      $  515,000
Total operating expenses                                        1,062,000
---------------------------------------------------------------------------
Loss from operations                                             (547,000)
Interest expense                                                   (8,000)
Gain from sale of station                                         504,000
Other expenses                                                    (34,000)
---------------------------------------------------------------------------
Loss before preferred stock dividend requirement
   and extraordinary item                                         (85,000)
Preferred stock dividend requirement                             (738,000)
Extraordinary item - gain from troubled debt
   restructuring                                                  396,000
---------------------------------------------------------------------------
Net loss                                                       $ (427,000)
===========================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


The gain from sale of the Charleston radio station was calculated as follows:

Proceeds from sale of station                               $1,125,000
Net assets sold:
   Broadcasting property, net                  $101,000
   Intangible assets                            877,000       (978,000)
----------------------------------------------------------------------
                                                               147,000
Other expenses                                                 (10,000)
Write-off of remaining liabilities                             367,000
----------------------------------------------------------------------
Gain from sale of station                                   $  504,000
======================================================================



9. SALE OF SOUTHAMPTON RADIO STATION

In January 1994, Southampton entered into a contract to sell substantially all of its assets. The Southampton Preferred Stock was extinguished because there were no funds for payment to the Southampton preferred stockholder available from the sale of Southampton.

The operations of the Southampton subsidiary prior to the sale of the radio station, which closed in August 1994, were included in the statement of operations for 1994 and the sale resulted in a gain of $964,859. The Southampton operations which were included in the statement of operations are summarized as follows:


Net broadcasting revenues                                             $269,000

Total operating expenses                                               165,000
--------------------------------------------------------------------------------
Income from operations                                                 104,000

Interest expense                                                      (122,000)

Gain from sale of station                                              965,000

Other income                                                            10,000
--------------------------------------------------------------------------------
Income before preferred stock dividend requirement
   and taxes on income                                                 957,000

Preferred stock dividend requirement                                  (149,000)

Taxes on income                                                        (39,000)
--------------------------------------------------------------------------------
Net income                                                            $769,000
================================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

The gain from sale of the Southampton radio station is calculated as follows:

Proceeds from sale of station                                      $1,700,000
Net assets sold:

   Broadcasting property, net                       $272,000
   Intangible assets                                 407,000          (679,000)
--------------------------------------------------------------------------------
                                                                     1,021,000
Capital lease assumed by buyer                                          44,000
Other expenses                                                         (86,000)
Write-off of remaining assets                                          (14,000)
--------------------------------------------------------------------------------
Gain from sale of station                                          $   965,000
================================================================================




10. TAXES ON INCOME

The provision for federal and state income taxes consists of the following:

                                            1995            1994          1993
--------------------------------------------------------------------------------
Current:
       Federal                          $157,000      $1,021,000    $  765,000
       State                              70,000          97,156       323,747
--------------------------------------------------------------------------------
                                         227,000       1,118,156     1,088,747
Benefits of net operating loss
       carryforwards                     199,000         980,000     1,055,000
--------------------------------------------------------------------------------
                                        $ 28,000      $  138,156    $   33,747
================================================================================



The net deferred tax asset consists of the following:

                                                           1995            1994
--------------------------------------------------------------------------------
Gross deferred asset for:
   Net operating loss carryforwards                $  2,502,000      $2,800,000
   Excess gain on debt restructuring for tax
      reporting purposes                                274,000         303,000
   Alternative minimum tax credit
      carryforwards                                      35,000          87,000
--------------------------------------------------------------------------------
        Subtotal                                      2,811,000       3,190,000
   Less: valuation allowance                         (2,811,000)     (3,190,000)
--------------------------------------------------------------------------------
        Net                                        $         -       $        -
================================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


The Company has provided valuation allowances equal to its deferred tax assets because of the uncertainty as to future utilization.

The Company and Flint file consolidated federal and separate state income tax returns. At December 31, 1995, consolidated net operating loss carryforwards ("NOL's") for income tax purposes were $6,950,000. The tax NOL's expire during the years 1999 to 2008.

The difference between the Company's effective tax rate on income (loss) before taxes on income and extraordinary item and the federal statutory tax rate arises from the following:


                                                           1994
                                                      (As restated)
                                           1995        (Note 2(d))     1993
-------------------------------------------------------------------------------
Federal tax expense
   (benefit) at statutory rate             34.0%           34.0%       (34.0)%

Operating losses which did
   not provide a tax benefit                  -               -         34.0%

Federal taxes, based on
   alternative minimum
   calculation                              1.8%            7.7%           -

Non-deductible expenses                    47.6%           26.7%           -

Benefit of net operating
   losses                                 (72.8)%         (61.9)%          -

State taxes, net of federal
   benefit                                 16.9%            5.7%         4.4%

Prior year's federal tax
   overaccrual                            (17.2)%             -           -
-------------------------------------------------------------------------------
Effective tax rate                         10.3%           12.2%         4.4%
===============================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


11. GAIN FROM TROUBLED DEBT RESTRUCTURING

Gain from troubled debt restructuring consists of the following:



                                      1995              1994              1993
--------------------------------------------------------------------------------
Gain from restructuring of
   subordinated secured
   claim (see Note 2 (b))          $    -           $787,201         $        -

Gain from restructuring of
   subordinated note (see
   (a) below)                           -                  -          2,820,888

Gain from restructuring of
   revolving credit/term
   loan agreement (see (b)
   below)                               -                  -            395,717
-------------------------------------------------------------------------------
                                   $    -           $787,201         $3,216,605
===============================================================================



(a) In 1993, the Company paid $100,000 to settle in full both the principal of $2,000,000 and the accrued interest of $920,888 on a note payable to Price Communications Corporation that had arisen from 1986 borrowings. As a result, the Company recognized a gain of $2,820,888 from this troubled debt restructuring.

(b) In 1993, as a result of the sale of the Charleston station, the remaining balance of a credit/term loan agreement became a subordinated secured claim against the assets of Flint and Southampton, payable if Flint or Southampton were sold (see Notes 8 and 9). The remaining estimated interest payable was reversed and resulted in a gain of $395,717 from this troubled debt restructuring.


12. SUPPLEMENTAL CASH FLOW INFORMATION

(a) Supplemental disclosure of cash flow information:



Year ended December 31,                  1995             1994             1993
-------------------------------------------------------------------------------
Interest paid during the
year                                 $873,276         $788,746         $890,736
===============================================================================
Income taxes paid during
the year                             $133,257         $ 15,429         $ 35,131
===============================================================================

                                                                    FAIRCOM INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



(b) Supplemental disclosures of non-cash investing and financing activities:

    In December 1994, the subordinated claim against Flint of $1,899,555 and a related stock option were extinguished and exchanged as partial consideration for the Company's $181,630 subordinated senior convertible note. The difference of $1,717,925 was credited against deficit (see Note 2
    (c)). In December 1994, the former Southampton Preferred Stock and a related stock conversion right were extinguished and exchanged as partial consideration for the above-mentioned convertible note (see Note 2 (c)).

    In December 1994, the Company issued a $500,000 subordinated senior exchangeable note in exchange for the extinguishment of CVC's appraisal right to Flint, valued at $350,000, and the extinguishment of the Company's $150,000 subordinated obligation to CVC (see Note 2 (d)).

    In December 1994, a $3,180,564 subordinated secured claim against Flint was acquired by Flint's senior lender from the Resolution Trust Corporation, reduced to $1,600,000, and recast as senior secured indebtedness of Flint, resulting in an extraordinary gain of $787,201 (see Notes 2 (b), 8 and 11).

    In January 1995, Flint received a tower and antenna, valued at $170,000, as an advance lease payment under the terms of an operating lease agreement (see Note 3).

                                                                    FAIRCOM INC.









================================================================================


                                      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                                          Form 10-K Item 14(d) -
                                                               December 31, 1995

                                                                    FAIRCOM INC.


                                                 INDEX TO CONSOLIDATED FINANCIAL
                                                             STATEMENT SCHEDULES


================================================================================





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          S-3

Consolidated financial statement schedules:

  Schedule I - Condensed financial information of registrant          S-4 - S-7

  Schedule II - Valuation and qualifying accounts                           S-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Faircom Inc.


The audits referred to in our report dated January 16, 1996, relating to the consolidated financial statements of Faircom Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                                      S/BDO Seidman, LLP
                                                      ------------------
                                                        BDO Seidman, LLP



Mitchel Field, New York
January 16, 1996

                                                                    FAIRCOM INC.


                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   BALANCE SHEETS (COMPANY ONLY)

================================================================================


                                                                                                          1994
December 31,                                                             1995                    (As restated)
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $    20,110                      $    53,861
   Other current assets                                                 2,410                                -
   Interest receivable from subsidiary                                 14,502                                -
   Advance to subsidiary                                                8,000                                -
------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                           45,022                           53,861
OFFICE EQUIPMENT, FURNITURE AND FIXTURES - NET                            629                              629
NOTE RECEIVABLE FROM SUBSIDIARY (NOTE 2)                            1,243,000                        1,243,000
OTHER ASSETS                                                            9,052                           12,087
------------------------------------------------------------------------------------------------------------------
                                                                   $1,297,703                       $1,309,577
==================================================================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
   Accrued expenses and liabilities                               $   132,747                      $   168,348
   Taxes payable                                                          150                           44,068
   Interest payable                                                         -                            1,663
   Loan from subsidiary                                                     -                           85,850
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                       132,897                          299,929
LONG-TERM DEBT                                                        681,630                          681,630
APPRAISAL RIGHT LIABILITY                                             800,000                          362,000
------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                             1,614,527                        1,343,559
------------------------------------------------------------------------------------------------------------------
EXCESS OF LOSSES AND PREFERRED STOCK DIVIDENDS AND
   PROVISION FOR APPRAISAL RIGHTS OF SUBSIDIARIES OVER
   COST (NOTE 1)                                                    5,447,957                        5,975,615
------------------------------------------------------------------------------------------------------------------
CAPITAL DEFICIT:
   Common stock                                                        73,782                           73,782
   Additional paid-in capital                                       2,605,813                        2,605,813
   Deficit                                                         (8,444,376)                      (8,689,192)
------------------------------------------------------------------------------------------------------------------
           TOTAL CAPITAL DEFICIT                                   (5,764,781)                      (6,009,597)
------------------------------------------------------------------------------------------------------------------
                                                                  $ 1,297,703                       $1,309,577
==================================================================================================================


                                                                    FAIRCOM INC.

                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENTS OF OPERATIONS (COMPANY ONLY)

================================================================================



                                                                                                 1994
Year ended December 31,                                                1995             (As restated)                 1993
---------------------------------------------------------------------------------------------------------------------------
INCOME:
   Management fees from subsidiaries (Note 3)                      $354,328                $  335,000           $  373,155
   Interest                                                         174,024                   174,150              116,665
   Other                                                                367                        11                    -
---------------------------------------------------------------------------------------------------------------------------
                                                                    528,719                   509,161              489,820
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Depreciation and amortization                                      3,035                     1,834                1,251
   General and administrative                                       304,653                   271,075              214,658
   Interest                                                          65,873                    30,709              104,647
---------------------------------------------------------------------------------------------------------------------------
                                                                    373,561                   303,618              320,556
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR APPRAISAL RIGHT;
   EQUITY IN INCOME (LOSSES), PREFERRED STOCK
   DIVIDENDS, PROVISION FOR APPRAISAL RIGHTS
   AND EXTRAORDINARY GAIN OF SUBSIDIARIES;
   TAXES ON INCOME AND EXTRAORDINARY ITEM                           155,158                   205,543              169,264
PROVISION FOR APPRAISAL RIGHT                                      (438,000)                 (362,000)                   -
EQUITY IN INCOME (LOSSES), PREFERRED STOCK
   DIVIDENDS, PROVISION FOR APPRAISAL RIGHTS
   AND EXTRAORDINARY GAIN OF SUBSIDIARIES
   (NOTE 1)                                                         527,658                 1,942,737             (570,390)
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES ON INCOME AND
   EXTRAORDINARY ITEM                                               244,816                 1,786,280             (401,126)
TAXES ON INCOME                                                           -                     7,000                    -
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             244,816                 1,779,280             (401,126)
EXTRAORDINARY ITEM (Note 4)                                               -                         -            2,820,888
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $244,816                $1,779,280           $2,419,762
===========================================================================================================================


                                                                    FAIRCOM INC.

                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENTS OF CASH FLOWS (COMPANY ONLY)

================================================================================



                                                                                                  1994
Year ended December 31,                                                       1995       (As restated)             1993
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 244,816         $ 1,779,280      $ 2,419,762
------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                        3,035               1,834            1,251
        Provision for appraisal right                                      438,000             362,000                -
        Equity in (income) losses, preferred
           stock dividends, provision for
           appraisal rights and extraordinary gain
           of subsidiaries                                                (527,658)         (1,942,737)         570,390
        Extraordinary gain                                                       -                   -       (2,820,888)
        Increase (decrease) in cash flows from
           changes in operating assets and
           liabilities:
              Other current assets                                          (2,410)              1,990            1,310
              Other assets                                                       -              (6,000)          (5,836)
              Interest receivable from subsidiary                          (14,502)                   -                -
              Accrued expenses and liabilities and
                taxes payable                                              (79,519)             (9,129)         (28,134)
              Interest payable                                              (1,663)              1,663          164,220
------------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                 (184,717)         (1,590,379)      (2,117,687)
------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                                       60,099             188,901          302,075
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances and loans to subsidiaries                                       (8,000)            (11,000)        (326,865)
   Payment of loan receivable-subsidiary                                         -               1,832          140,000
------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                               (8,000)             (9,168)        (186,865)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                  -              29,046                -
   Payment of long-term debt                                                     -                   -         (100,000)
   Payment of loan from subsidiary                                         (85,850)           (174,150)               -
------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN FINANCING ACTIVITIES                              (85,850)           (145,104)        (100,000)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             (33,751)             34,629           15,210
CASH AND CASH EQUIVALENTS, beginning of year                                53,861              19,232            4,022
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                   $  20,110         $    53,861      $    19,232
========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
                                                                              1995                1994             1993
------------------------------------------------------------------------------------------------------------------------
   Interest paid during the year                                         $  67,537         $         -      $         -
========================================================================================================================

                                                                    FAIRCOM INC.


                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

================================================================================


1. INVESTMENTS IN SUBSIDIARIES

The financial statements account for the Company's investment in its subsidiaries on the equity method of accounting and have been prepared for the purpose of presenting the financial position and operating results of the Company as a separate entity. The Company has also prepared consolidated financial statements of the Company and its subsidiaries which represent the primary financial statements.


2. NOTE RECEIVABLE FROM SUBSIDIARY

In connection with the Company's borrowing of $2,000,000 from Price Communications Corporation ("Price") (see Note 4 below), the Company advanced $2,000,000 to Flint in exchange for Flint's 14% exchangeable subordinated note ("Note"), which is due January 31, 1997. The Note was pledged to Citicorp Venture Capital, Ltd. ("CVC") in connection with CVC's guaranty of interest payments on the Price note. In connection with a securities exchange agreement entered into in December 1994 by the Company and Flint with CVC, the pledge of the Note was cancelled and all rights and claims of CVC with respect to the Note were extinguished. At December 31, 1995 and 1994, the principal balance of the Note was $1,243,000.


3. MANAGEMENT FEES


The Company received $354,328, $335,000 and $373,155 from its subsidiaries for management and administrative services for the years ended December 31, 1995, 1994, and 1993, respectively.


4. EXTRAORDINARY ITEM

On December 31, 1986, the Company borrowed $2,000,000 from Price in the form of a 14% Subordinated Note. Such note was due on January 31, 1990 and was extended to August 1, 1990. Interest was payable quarterly commencing on March 31, 1987.

Interest installments on such note through January 31, 1990 were guaranteed by CVC.

In 1993, the Company paid $100,000 to settle in full both the Price note and the accrued interest of $920,888 on the note. As a result, the Company recognized an extraordinary gain of $2,820,888 from troubled debt restructuring.

                                                                    FAIRCOM INC.


                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

================================================================================



                                                     Balance at              Additions                                 Balance at
                                                      beginning             charged to                                     end of
                                                        of year                expense            Deductions *               year
---------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful receivables:
   Years ended December 31,
              1995                                      $20,000                $16,428               $16,428             $20,000
==================================================================================================================================
              1994                                      $20,000                $22,997               $22,997             $20,000
==================================================================================================================================
              1993                                      $44,500                $25,483               $49,983             $20,000
==================================================================================================================================


(*) Represents accounts written off against the reserve.

                                  EXHIBIT INDEX


Exhibit No.         Description
----------          -----------

   *3.1              Certificate of Incorporation, as amended.

   *3.2              By-Laws of the Company.

   11.1              Computation of Net Income (Loss) Per Common Share.

   *21               Subsidiaries of the registrant.

   27                Financial Data Schedule.


--------------------

* Previously filed as an exhibit to the Company's registration of securities on Form 10, dated February 12, 1987, pursuant to Section 12(g) of the Securities Exchange Act of 1934.