Form 10-Q
period 1996-03-31
FAIRCOM INC
filed 1996-05-14
CIK 810827

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ......................

Commission file number 0-15392

                                  Faircom Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          87-0394057
 ------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               333 Glen Head Road, Old Brookville, New York 11545
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 676-2644
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1996:


Common Stock, par value $.01                                  7,378,199
- ----------------------------                              ------------------
  (Title of each class)                                   (Number of Shares)

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                Three months ended          Three months ended
                                 March  31, 1996              March  31, 1995
                                ------------------          -------------------
Gross broadcasting
 revenues                          $1,042,819                    $1,091,603
Less: agency
      commissions                    (106,866)                     (123,280)
                                   ----------                    ----------
  Net broadcasting
   revenues                           935,953                       968,323
                                   ----------                    ----------

Programming and
 technical expenses                   289,111                       263,943
Selling, general and
 administrative
 expenses                             414,670                       417,074
Depreciation and
 amortization                          78,480                        60,000
Corporate expenses                     90,310                        71,531
                                   ----------                    ----------
  Total operating expenses            872,571                       812,548
                                   ----------                    ----------

Income from operations                 63,382                       155,775
Interest expense                     (186,430)                     (203,997)
Other income                            3,275                         2,534
                                   ----------                    ----------

Loss before
 provision for appraisal
 rights and income taxes             (119,773)                      (45,688)

Taxes on income                       (16,692)                         --
                                   -----------                   ----------
Net loss                           $ (136,465)                   $  (45,688)
                                   ===========                   ==========

Primary net loss per share
 of common stock                   $     (.02)                   $     (.01)
                                   ==========                    ==========

Weighted average shares
 outstanding-primary                7,378,199                     7,378,199
                                   ==========                    ==========

                                  FAIRCOM INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                March 31,        December 31,
                                                  1996               1995
                                                --------         ------------

ASSETS
- ------
Current assets:
 Cash and cash equivalents                      $223,266           $363,532
 Accounts receivable, less allowance
  of $20,000 for possible losses in
  1996 and 1995                                  724,447            942,601
 Prepaid expenses                                 58,097              5,783
                                               ---------          ---------
        Total current assets                   1,005,810          1,311,916
                                               ---------          ---------

Property and equipment, at cost                6,283,889          6,283,289
 Less accumulated depreciation and
    amortization                              (5,006,443)        (4,956,222)
                                              ----------         ----------
        Property and equipment, net            1,277,446          1,327,067
                                              ----------         ----------

Intangible assets, net of accumulated
 amortization of $476,583 in 1996 and
 $458,553 in 1995                              1,666,854          1,684,884
Other assets:
 Deferred financing costs                        157,411            167,641
 Other                                            55,000             55,000
                                               ---------          ---------
                                               1,879,265          1,907,525
                                              ----------         ----------
                                              $4,162,521         $4,546,508
                                              ==========         ==========


LIABILITIES AND CAPITAL DEFICIT
- -------------------------------
Current liabilities:
 Accounts payable                           $     53,458         $   58,946
 Accrued expenses and liabilities                208,395            208,635
 Taxes payable                                    15,150             20,150
 Current portion of interest payable             231,828            235,458
 Current portion of long-term debt               507,000            493,250
 Current portion of obligations under
    capital leases                                16,303             20,800
                                            ------------         ----------
        Total current liabilities              1,032,134          1,037,239
                                            ------------         ----------

Long-term debt, less current portion           7,690,884          7,828,883
Interest payable, less current portion           413,249            509,167
Deferred rental income                           127,500            136,000
Appraisal right liability                        800,000            800,000
                                            ------------         ----------
        Total liabilities                     10,063,767         10,311,289
                                            ------------         ----------

Capital deficit:
 Common stock--$.01 par value, 35,000,000
   shares authorized; 7,378,199 shares
   issued and outstanding                        73,782              73,782
  Additional paid-in capital                  2,605,813           2,605,813
  Deficit                                    (8,580,841)         (8,444,376)
                                           ------------         -----------
        Total capital deficit                (5,901,246)         (5,764,781)
                                           ------------         -----------
                                            $ 4,162,521         $ 4,546,508
                                           ============         ===========

                                  FAIRCOM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended
                                             March 31, 1996      March 30, 1995
                                             --------------      --------------


Cash flows from operating activities:

 Net loss                                       $(136,465)         $(45,688)
                                               ----------          ---------
 Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                78,480            60,000
      Amortization of deferred
        rental income                              (8,500)               --

      Increase(decrease) in cash flows
        from changes in operating assets
        and liabilities:
        Accounts receivable                       218,154           229,066
        Prepaid expenses                          (52,314)          (10,644)
        Accounts payable                           (5,488)            2,886
        Accrued expenses and
           liabilities                               (240)          (38,690)
        Taxes payable                              (5,000)          (44,793)
        Interest payable                          (99,548)           21,737
                                               ----------          --------
        Total adjustments                         125,544           219,562
                                               ----------          --------
        Net cash provided by (used in)
          operating activities                 $  (10,921)         $173,874
                                               ----------          --------

                                  FAIRCOM INC.

                                   (UNAUDITED)

                                                Three months ended
                                         March 31, 1996     March 31, 1995
                                         --------------     --------------
Cash flows from investing activities:
 Capital expenditures                      $   (600)           $(127,145)
                                           --------            ---------
    Net cash used in
        investing activities                   (600)            (127,145)
                                           --------            ---------
Cash flows from financing activities:
 Principal payments on long-term
    debt                                   (124,248)            (148,605)
 Principal payments under capital
    lease obligations                        (4,497)              (5,452)
                                           --------            ---------
    Net cash used in
       financing activities                (128,745)            (154,057)
                                           --------            ---------
Net decrease in cash and cash
 equivalents                               (140,266)            (107,328)

Cash and cash equivalents,
 beginning of period                        363,532              252,276
                                           --------            ---------
Cash and cash equivalents,
 end of period                             $223,266            $ 144,948
                                           ========            =========

                                  FAIRCOM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation
        ---------------------

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

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission.

     2. Net Loss Per Common Share
        -------------------------

     Fully diluted net loss per common share is not presented because the effects of the assumed conversion of the Company's Subordinated Senior Convertible Note would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

     The Company's net broadcasting revenues decreased 3.3% to $936,000 in the three months ended March 31, 1996 from $968,000 in the three months ended March 31, 1995. Net revenues decreased primarily due to lower national advertising activity in the Flint, Michigan radio market and resulting lower national advertising revenues at the Company's Flint, Michigan radio stations.

     Operating expenses before depreciation, amortization and corporate expenses increased by 3.3% to $704,000 in the three months ended March 31, 1996 from $681,000 in the three months ended March 31, 1995. This increase resulted primarily from higher promotional and programming expenses in the Company's Flint radio stations.

     Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (operating cash flow) decreased 19.2% to $232,000 in the three months ended March 31, 1996 from $287,000 in the three months ended March 31, 1995. This decrease resulted from the decrease in net broadcasting revenues and the increase in operating expenses described above.

     Depreciation and amortization increased by 30.8% to $78,000 in the three months ended March 31, 1996 from $60,000 in the comparable period of 1995 as a result of additions to plant and equipment made in 1995.

     Corporate expenses increased by 26.3% to $90,000 in the three months ended March 31, 1996 from $72,000 in the comparable period of 1995 as a result of higher payments for employee compensation and professional fees in the 1996 period. Such employee compensation for the 1996 period included incentive payments indexed to 1995 operating results.

     Interest expense decreased by 8.6% to $186,000 in the three months ended March 31, 1996 from $204,000 in the comparable period in 1995. This decrease resulted from lower principal amounts of interest bearing debt outstanding and lower interest rates during the 1996 period.

     As a result principally of lower net broadcasting revenues and higher operating, depreciation and amortization and corporate expenses, offset in part by lower interest expense, net loss increased to $136,000 in the three months ended March 31, 1996 from a net loss of $46,000 in the first quarter of 1995.

Liquidity and Capital Resources
- -------------------------------

     In the three months ended March 31, 1996, net cash used in operating activities was $11,000 compared with $174,000 provided by operating activities in the comparable 1995 period. Net decrease in cash and cash equivalents was $140,000 in 1996 compared with a net decrease of $107,000 in 1995.

     Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1996.

     Based upon current interest rates, the Company believes its interest expense for the balance of 1996 will be approximately $679,000. Scheduled debt principal payments are $369,000. Corporate expenses and capital expenditures for the remainder of 1996 are estimated to be approximately $270,000 and $79,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,397,000, from net cash provided by operations and current cash balances.

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

                                            FAIRCOM INC.
                                            (Registrant)

                                            /s/ JOEL M. FAIRMAN
                                            --------------------------------
                                            Joel M. Fairman
                                            Chairman of the Board
                                            President and Treasurer
                                            (Principal Executive Officer
                                            and Chief Financial Officer)

Date: May 13, 1996