Form 10-Q
period 1996-06-30
FAIRCOM INC
filed 1996-08-08
CIK 810827

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

         [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                                      OR

         [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............. to ...............................

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

                                Not Applicable
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
      ---      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996:

Common Stock, par value $.01                            7,378,199
- -----------------------------                        ----------------
    (Title of each class)                           (Number of Shares)

                                 FAIRCOM INC.

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                                 FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Six months ended                            Three months ended
                                                                    June  30,                                     June 30,
                                                            -----------------------                        ------------------
                                                     1996                      1995                    1996                  1995
                                                     ----                      ----                    ----                  ----

Gross broadcasting
    revenues                                     $2,407,877               $2,779,520                $1,365,058          $1,687,917
Less:  agency commissions                          (265,110)                (323,423)                 (158,244)           (200,143)
                                                 -----------              -----------               -----------        -----------
    Net broadcasting
         revenues                                 2,142,767                2,456,097                1,206,814            1,487,774
                                                 -----------              -----------              -----------          ----------

Programming and
    technical expenses                              608,138                  585,934                   319,027             321,991
Selling, general and
    administrative expenses                         826,019                  838,902                   411,349             421,828
Depreciation and
    amortization                                    156,960                  120,000                   78,480               60,000
Corporate expenses                                  171,717                  151,943                   81,407               80,412
                                                 -----------              -----------               -----------          ---------
    Total operating expenses                      1,762,834                1,696,779                   890,263             884,231
                                                 -----------              -----------               -----------          ---------

Income from operations                              379,933                  759,318                   316,551             603,543
Interest expense                                   (353,901)                (410,755)                 (167,471)           (206,758)
Other income                                          4,757                    3,919                     1,482               1,385
                                                 -----------              -----------               -----------         ----------

Income before provision for
    income taxes                                     30,789                  352,482                   150,562             398,170

Taxes on income                                     (32,692)                 (35,000)                  (16,000)            (35,000)
                                                 -----------             ------------               -----------         -----------

Net income (loss)                                $   (1,903)             $   317,482                $  134,562          $  363,170
                                                 ===========             ============               ===========         ==========

Primary net income
    (loss) per share of
    common stock                                     $  --                    $  .04                   $  .02               $  .05
                                                     ======                   =======                  =======              ======

Weighted average shares
    outstanding-primary                           7,378,199                7,378,199                7,378,199            7,378,199
                                                  ==========               ==========               ==========           =========
Fully diluted net income
    (loss) per common share                          $   --                   $  .02                   $  .01               $  .02
                                                     =======                  =======                  =======              ======

Weighted average shares
    outstanding-fully
    diluted                                       16,459,701               16,459,701               16,459,701           16,459,701
                                                  ==========               ==========               ==========           ==========


                                                  FAIRCOM INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                         June 30,                     December  31,
                                                                                           1996                           1995
                                                                                    ----------------                 --------------
ASSETS
- ------
Current assets:
        Cash and cash equivalents                                                   $        72,629                  $     363,532
        Accounts receivable, less allowance
           of $20,000 for possible losses in
           1996 and 1995                                                                    926,966                        942,601
        Prepaid expenses                                                                     43,615                          5,783
                                                                                    ----------------                --------------

               Total current assets                                                       1,043,210                      1,311,916
                                                                                      --------------                  ------------

Property and equipment, at cost                                                           6,295,462                      6,283,289
        Less accumulated depreciation and
           amortization                                                                  (5,056,663)                    (4,956,222)
                                                                                     ---------------                   ------------
               Property and equipment, net                                                1,238,799                      1,327,067
                                                                                     ---------------                   -----------

Intangible assets, net of accumulated
        amortization of $494,613 in 1996 and
        $458,553 in 1995                                                                  1,648,824                      1,684,884
Other assets:
        Deferred financing costs                                                            147,181                        167,641
        Other                                                                                55,000                         55,000
                                                                                     ---------------                 --------------
                                                                                          1,851,005                      1,907,525
                                                                                     ---------------                 -------------

                                                                                      $   4,133,014                   $  4,546,508
                                                                                      ==============                  ============


LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
        Accounts payable                                                              $     55,021                     $    58,946
        Accrued expenses and liabilities                                                   204,194                         208,635
        Taxes payable                                                                       16,150                          20,150
        Current portion of interest payable                                                226,580                         235,458
        Current portion of long-term debt                                                  522,000                         493,250
        Current portion of obligations under
           capital leases                                                                   11,653                          20,800
                                                                                    ----------------                 -------------
               Total current liabilities                                                 1,035,598                       1,037,239
                                                                                     ---------------                   -----------

Long-term debt, less current portion                                                     7,552,884                       7,828,883
Interest payable, less current portion                                                     392,217                         509,167
Deferred rental income                                                                     118,999                         136,000
Appraisal right liability                                                                  800,000                         800,000
                                                                                    ----------------                  ------------

               Total liabilities                                                         9,899,698                      10,311,289
                                                                                     ---------------                   -----------

Capital deficit:
        Common stock-$.01 par value, 35,000,000
          shares authorized; 7,378,199 shares
          issued and outstanding                                                             73,782                         73,782
  Additional paid-in capital                                                              2,605,813                      2,605,813
  Deficit                                                                                (8,446,279)                    (8,444,376)
                                                                                     ---------------                   ------------
               Total capital deficit                                                     (5,766,684)                    (5,764,781)
                                                                                     ---------------                   ------------
                                                                                     $    4,133,014                    $ 4,546,508
                                                                                     ===============                   ===========



                                                       FAIRCOM INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)




                                                                           Six months ended
                                                            June 30, 1996                    June 30, 1995
                                                            -------------                    -------------

Cash flows from operating activities:
        Net income (loss)                                     $    (1,903)                  $  317,482
                                                              ------------                  ----------
        Adjustments to reconcile net income
           (loss) to net cash provided
           by (used in) operating activities:
             Depreciation and amortization                        156,960                      120,000
             Amortization of deferred
               rental income                                      (17,000)                          --

               Increase (decrease) in cash flows
                 from changes in operating
                 assets and liabilities:
               Accounts receivable                                 15,635                     (141,472)
               Prepaid expenses                                   (37,832)                       4,845
               Accounts payable                                    (3,925)                       6,218
               Accrued expenses and
                  liabilities                                      (4,441)                     (50,305)
               Taxes payable                                       (4,000)                      (9,793)
               Interest payable                                  (125,828)                     (10,490)
                                                              ------------                 -----------

               Total adjustments                                  (20,431)                     (80,997)
                                                             -------------                 -----------

               Net cash provided by (used in)
                 operating activities                         $   (22,334)                   $ 236,485
                                                              ------------                   ---------





                                                  FAIRCOM INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)



                                                                                   Six months ended
                                                                        June 30, 1996             June 30, 1995
                                                                        -------------             -------------

Cash flows from investing activities:
    Capital expenditures                                                   $ (12,173)               $ (151,112)
                                                                           ----------               -----------
         Net cash used in
            investing activities                                             (12,173)               $ (151,112)
                                                                          -----------               -----------
Cash flows from financing activities:
    Principal payments on long-term
         debt                                                               (247,249)                 (270,729)
    Principal payments under capital
         lease obligations                                                    (9,147)                  (10,306)
                                                                          -----------              ------------
         Net cash used in
            financing activities                                            (256,396)                 (281,035)
                                                                           ----------               -----------

Net decrease in cash and cash
         equivalents                                                        (290,903)                 (195,662)

Cash and cash equivalents,
         beginning of period                                                 363,532                   252,276
                                                                           ----------               ----------

Cash and cash equivalents,
         end of period                                                     $  72,629                $   56,614
                                                                           ==========               ==========


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS



Results of Operations

          The Company's net broadcasting revenues decreased 12.8% to $2,143,000 in the six months ended June 30, 1996 from $2,456,000 in the six months ended June 30, 1995, and 18.9% to $1,207,000 in the three months ended June 30, 1996 from $1,488,000 in the three months ended June 30, 1995. Net revenues in the six months and three months ended June 30, 1996 as compared with the 1995 periods decreased primarily due to lower regional and national advertising activity in the Flint, Michigan radio market and resulting lower regional and national advertising revenues at the Company's Flint radio stations.

          Operating expenses before depreciation, amortization and corporate expenses increased by 0.7% to $1,434,000 in the six months ended June 30, 1996 from $1,425,000 in the comparable 1995 period, and decreased by 1.8% to $730,000 in the three months ended June 30, 1996 from $744,000 in the three months ended June 30, 1995.

          Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (broadcast cash flow) decreased 31.3% to $709,000 in the six months ended June 30, 1996 from $1,031,000 in the comparable 1995 period, and 36.0% to $476,000 in the three months ended June 30, 1996 from $744,000 in the 1995 period. These decreases resulted from the above-described net broadcasting revenue decreases in the 1996 periods compared with 1995.

          Corporate expenses increased by 13.0% to $172,000 in the six months ended June 30, 1996 from $152,000 in the comparable 1995 period, primarily as a result of higher payments for employee compensation, professional fees and rental expense in the 1996 period. Such employee compensation for the 1996 period included incentive payments indexed to 1995 operating results.

          Interest expense decreased by 13.8% to $354,000 in the first six months of 1996 from $411,000 in the corresponding period in 1995, and by 19.0% to $167,000 in the second quarter of 1996 from $207,000 in the comparable period in 1995. These decreases resulted from lower principal amounts of interest bearing debt outstanding and lower interest rates during the 1996 periods.

          As a result principally of lower net broadcasting revenues and higher depreciation and amortization expense, offset in part by lower interest expense, net income declined to a loss of $1,900 in the six months ended June 30, 1996 from net income of $317,000 in the first six months of 1995, and to $135,000 in the three months ended June 30, 1996 from $363,000 in the comparable period of 1995.

Liquidity and Capital Resources

          In the six months ended June 30, 1996, net cash used in operating activities was $22,000 compared with $236,000 provided by operating activities in the comparable 1995 period. Net decrease in cash and cash equivalents was $291,000 in 1996 compared with a net decrease of $196,000 in 1995.

          Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1996.

          Based upon current interest rates, the Company believes its interest expense for the balance of 1996 will be approximately $400,000. Scheduled debt principal payments are $246,000. Corporate expenses and capital expenditures for the remainder of 1996 are estimated to be approximately $189,000 and $67,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $902,000, from net cash provided by operations and current cash balances.

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

                                             FAIRCOM INC.
                                             (Registrant)



                                              /s/ Joel M. Fairman
                                              ---------------------------

                                              Joel M. Fairman
                                              Chairman of the Board
                                              President and Treasurer
                                              (Principal Executive Officer
                                              and Chief Financial Officer)


Date:  August 7, 1996