Form 10-Q
period 1996-09-30
FAIRCOM INC
filed 1996-11-14
CIK 810827

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                         OR

         [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .....................

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1996:

Common Stock, par value $.01                               7,378,199
----------------------------                          ------------------
   (Title of each class)                              (Number of Shares)

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                                  FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Nine months ended                  Three months ended
                                                  September  30,                      September 30,
                                              ----------------------             ----------------------
                                              1996              1995             1996              1995
                                              ----              ----             ----              ----
Gross broadcasting
    revenues                             $ 3,798,007      $ 4,249,348        $ 1,390,130     $ 1,469,828
Less:  agency commissions                   (435,100)        (500,578)          (169,990)       (177,155)
                                         -----------      -----------        -----------     -----------
    Net broadcasting
         revenues                          3,362,907        3,748,770          1,220,140       1,292,673
                                         -----------      -----------        -----------     -----------

Programming and
    technical expenses                       900,703          899,815            292,565         313,881
Selling, general and
     administrative expenses               1,283,006        1,288,735            456,987         449,833
Depreciation and
    amortization                             235,440          180,000             78,480          60,000
Corporate expenses                           248,757          219,419             77,040          67,476
                                         -----------      -----------        -----------     -----------
    Total operating expenses               2,667,906        2,587,969            905,072         891,190
                                         -----------      -----------        -----------     -----------

Income from operations                       695,001        1,160,801            315,068         401,483
Interest expense                            (527,777)        (612,721)          (173,876)       (201,966)
Other income                                   5,197            5,957                440           2,038
                                         -----------      -----------        -----------     -----------

Income before provision for
    appraisal right and provision
    for income taxes                         172,421          554,037            141,632         201,555
Provision for appraisal right                (55,000)        (438,000)           (55,000)       (438,000)
                                         -----------      -----------        -----------     -----------
Income (loss) before taxes on income         117,421          116,037             86,632        (236,445)
Taxes on income                              (37,692)         (55,000)            (5,000)        (20,000)
                                         -----------      -----------        -----------     -----------
Net income (loss)                        $    79,729      $    61,037        $    81,632     $  (256,445)
                                         ===========      ===========        ===========     ===========

Primary net income
    (loss) per share of
    common stock                              $  .01           $  .01              $ .01          $ (.03)
                                              ======           ======              =====          ======

Weighted average shares
    outstanding-primary                    7,378,199        7,378,199          7,378,199       7,378,199
                                         ===========      ===========        ===========     ===========

Fully diluted net income
    (loss) per common share                   $  .01           $   --              $ .01          $ (.03)
                                              ======           ======              =====          ======

Weighted average shares
    outstanding-fully
    diluted                               16,459,701       16,459,701         16,459,701      16,459,701
                                          ==========       ==========         ==========      ==========


                                  FAIRCOM INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                          September 30,       December 31,
                                                              1996                1995
                                                        ---------------     ----------------
ASSETS
Current assets:
        Cash and cash equivalents                         $    83,594          $   363,532
        Accounts receivable, less allowance
           of $20,000 for possible losses in
           1996 and 1995                                      954,101              942,601
        Prepaid expenses                                       45,139                5,783
                                                          -----------          -----------

               Total current assets                         1,082,834            1,311,916
                                                          -----------          -----------

Property and equipment, at cost                             6,308,515            6,283,289
        Less accumulated depreciation and
           amortization                                    (5,106,883)          (4,956,222)
                                                          -----------          -----------
               Property and equipment, net                  1,201,632            1,327,067
                                                          -----------          -----------

Intangible assets, net of accumulated
        amortization of  $512,643 in 1996 and
        $458,553 in 1995                                    1,630,794            1,684,884
Other assets:
        Deferred financing costs                              161,766              167,641
        Other                                                  55,000               55,000
                                                          -----------          -----------
                                                            1,847,560            1,907,525
                                                          -----------          -----------

                                                          $ 4,132,026          $ 4,546,508
                                                          ===========          ===========


LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
        Accounts payable                                  $    92,975          $    58,946
        Accrued expenses and liabilities                      198,112              208,635
        Taxes payable                                           5,150               20,150
        Current portion of interest payable                   225,625              235,458
        Current portion of long-term debt                     537,000              493,250
        Current portion of obligations under
           capital leases                                       6,843               20,800
                                                          -----------          -----------
               Total current liabilities                    1,065,705            1,037,239
                                                          -----------          -----------

Long-term debt, less current portion                        7,414,884            7,828,883
Interest payable, less current portion                        370,992              509,167
Deferred rental income                                        110,497              136,000
Appraisal right liability                                     855,000              800,000
                                                          -----------          -----------

               Total liabilities                            9,817,078           10,311,289
                                                          -----------          -----------

Capital deficit:
        Common stock-$.01 par value, 35,000,000
          shares authorized; 7,378,199 shares
          issued and outstanding                               73,782               73,782
  Additional paid-in capital                                2,605,813            2,605,813
  Deficit                                                  (8,309,647)          (8,444,376)
                                                          -----------          -----------
               Total capital deficit                       (5,630,052)          (5,764,781)
                                                          -----------          -----------
                                                          $ 4,132,026          $ 4,546,508
                                                          ===========          ===========


                                  FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Nine months ended
                                                      ----------------------------------------
                                                      September 30, 1996    September 30, 1995
                                                      ------------------    ------------------

Cash flows from operating activities:
        Net income                                       $  79,729              $  61,037
                                                         ---------              ---------
        Adjustments to reconcile net income
           to net cash provided by
           operating activities:
             Depreciation and amortization                 235,440                180,000
             Amortization of deferred
               rental income                               (25,503)                    --
             Provision for appraisal right                  55,000                438,000
               Increase (decrease) in cash flows
                 from changes in operating
                 assets and liabilities:
               Accounts receivable                         (11,500)                (4,891)
               Prepaid expenses                            (39,356)                (6,665)
               Accounts payable                             34,029                 24,953
               Accrued expenses and
                  liabilities                              (10,523)               (12,754)
               Taxes payable                               (15,000)               (65,918)
               Interest payable                           (148,008)               (38,242)
                                                         ---------              ---------

               Total adjustments                            74,579                514,483
                                                         ---------              ---------

         Net cash provided by
              operating activities                       $ 154,308              $ 575,520
                                                         ---------              ---------


                                  FAIRCOM INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)




                                                                 Nine months ended
                                                      ----------------------------------------
                                                      September 30, 1996    September 30, 1995
                                                      ------------------    ------------------

Cash flows from investing activities:
    Capital expenditures                                 $ (25,226)             $(170,055)
                                                         ---------              ---------
         Net cash used in
            investing activities                           (25,226)             $(170,055)
                                                         ---------              ---------
Cash flows from financing activities:
    Principal payments on long-term
         debt                                             (370,249)              (393,049)
    Principal payments under capital
         lease obligations                                ( 13,957)               (15,707)
    Increase in other assets                               (24,814)                    --
                                                         ---------              ---------
         Net cash used in
            financing activities                          (409,020)              (408,756)
                                                         ---------              ---------

Net decrease in cash and cash
         equivalents                                      (279,938)                (3,291)

Cash and cash equivalents,
         beginning of period                               363,532                252,276
                                                         ---------              ---------

Cash and cash equivalents,
         end of period                                   $  83,594              $ 248,985
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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS



Results of Operations

                  The Company's net broadcasting revenues decreased 10.3% to $3,363,000 in the nine months ended September 30, 1996 from $3,749,000 in the nine months ended September 30, 1995, and 5.6% to $1,220,000 in the three months ended September 30, 1996 from $1,293,000 in the three months ended June 30, 1995. Net revenues in the nine months and three months ended September 30, 1996 as compared with the 1995 periods decreased primarily due to lower regional and national advertising activity in the Flint, Michigan radio market and resulting lower regional and national advertising revenues at the Company's Flint radio stations. Such decreases moderated in the three months ended September 30, 1996 as compared with the first six months of 1996 and were further offset by increased local sales in the third quarter of 1996 as compared with the third quarter of 1995.

                  Operating expenses before depreciation, amortization and corporate expenses decreased by 0.2% to $2,184,000 in the nine months ended September 30, 1996 from $2,189,000 in the comparable 1995 period, and decreased by 1.9% to $750,000 in the three months ended September 30, 1996 from $764,000 in the three months ended September 30, 1995.

                  Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (broadcast cash flow) decreased 24.4% to $1,179,000 in the nine months ended September 30, 1996 from $1,560,000 in the comparable 1995 period, and 11.0% to $471,000 in the three months ended September 30, 1996 from $529,000 in the 1995 period. These decreases resulted from the above-described net broadcasting revenue decreases in the 1996 periods compared with 1995.

                  Corporate expenses increased by 13.4% to $249,000 in the nine months ended September 30, 1996 from $219,000 in the comparable 1995 period, primarily as a result of higher payments for employee compensation, professional fees and rental expense in the 1996 period. Such employee compensation for the 1996 period included incentive payments indexed to 1995 operating results.

                  Interest expense decreased by 13.9% to $528,000 in the first nine months of 1996 from $613,000 in the corresponding period in 1995, and by 13.9% to $174,000 in the third quarter of 1996 from $202,000 in the comparable period in 1995. These decreases resulted from lower principal amounts of interest bearing debt outstanding and lower interest rates during the 1996 periods.

                  In the nine months and three months ended September 30, 1996 a provision for appraisal right of $55,000 was recorded to increase the appraisal right liability from $800,000 to $855,000. This resulted from management's opinion that the value of its Flint stations, to which the appraisal right relates, increased during the 1996 nine month and three month periods. Such liability was increased by $438,000 during the comparable periods in 1995.

                  As a result principally of lower provision for appraisal rights and lower interest expense, offset in part by lower net broadcasting revenues and higher depreciation and amortization expense, net income increased to $80,000 in the nine months ended September 30, 1996 from net income of $61,000 in the first nine months of 1995, and to $82,000 in the three months ended September 30, 1996 from a loss of $256,000 in the comparable period of 1995.

Liquidity and Capital Resources

                  In the nine months ended September 30, 1996, net cash provided by operating activities was $154,000 compared with $576,000 provided by operating activities in the comparable 1995 period. Such decrease resulted principally from lower net revenues in the 1996 period. Net decrease in cash and cash equivalents was $280,000 in 1996 compared with a net decrease of $3,000 in 1995.

                  Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1996.

                  Based upon current interest rates, the Company believes its interest expense for the balance of 1996 will be approximately $200,000. Scheduled debt principal payments are $123,000. Corporate expenses and capital expenditures for the remainder of 1996 are estimated to be approximately $112,000 and $54,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $489,000, from net cash provided by operations and current cash balances.

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

                                          FAIRCOM INC.
                                          (Registrant)



                                          /s/ Joel M. Fairman
                                          ----------------------------
                                          Joel M. Fairman
                                          Chairman of the Board
                                          President and Treasurer
                                          (Principal Executive Officer
                                          and Chief Financial Officer)


Date:  November 11, 1996