Form 10-K
period 1996-12-31
FAIRCOM INC
filed 1997-03-19
CIK 810827

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (MARK ONE)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1996

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ..........to..............

           Commission file number 0-15392

                                  FAIRCOM INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      87-0394057
               --------                                      ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    333 Glen Head Road, Old Brookville, N.Y.                     11545
    ----------------------------------------                     ------
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

                                      NONE
                                  ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 11, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,702,000.

         The number of outstanding shares of Common Stock as of March 11, 1997 was 7,378,199.

                                     PART I

ITEM 1.  BUSINESS

The Company
-----------

         Faircom Inc., a Delaware corporation ("Faircom" or the "Company"), owns and operates three radio stations, WFNT-AM and WCRZ-FM in Flint, Michigan, and WWBN-FM in Tuscola, Michigan, a community north of Flint.

         In August 1994, the Company sold WHFM-FM, its station in Southampton, Long Island, New York for $1,850,000 cash, reduced by credits of $150,000 for certain payments made by the purchaser prior to closing, and purchased WWBN-FM for $450,000, consisting of $400,000 cash and an 8% note to the seller for $50,000, paid in full December 1995.

         In January 1997, the Company, through its wholly-owned subsidiary, Faircom Mansfield Inc. ("Mansfield"), entered into a contract for the purchase of substantially all of the assets of two radio stations in Mansfield, Ohio, WMAN-AM and WYHT-FM, for total cash consideration of $7,650,000. Subject to FCC approval and the satisfaction of contractual conditions, a closing is anticipated in May 1997. Faircom Flint Inc., a wholly-owned subsidiary of the Company, borrowed $400,000 by increasing its existing senior secured debt and advanced such amount to Mansfield to make an escrow deposit under the contract. This loan requires interest payments monthly at the prime rate plus 3% and matures January 1, 1998. The Company is negotiating the refinancing of all its existing indebtedness, increasing such indebtedness and obtaining additional equity capital in connection with the Mansfield acquisition. Although the Company believes such financing is available to it, no assurance can be given that the Company will successfully consummate any such financing.

         The Company was founded by Joel M. Fairman in April 1984 and began operations with the objective of acquiring broadcasting properties at prices considered attractive by the Company, financing them on terms satisfactory to the Company, managing them in accordance with the Company's operating strategy and building a broadcasting group. The Company has sought to acquire radio properties which have a history of growing revenues and broadcast cash flow, capable operating management and are in communities with good growth prospects or which have attractive competitive environments. The Company focuses its acquisition efforts on medium and smaller radio markets, particularly where there may be an opportunity to achieve a significant cluster of stations in the market or to add additional stations in surrounding communities. Faircom has not purchased, and does not foresee purchasing in the near future, properties with negative cash flows, or so-called "under-performing" or "turnaround" properties.

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

The Radio Broadcasting Industry and Company Operations
------------------------------------------------------

         At February 5, 1997, there were approximately 4,854 commercial AM and 5,429 commercial FM stations authorized and operating in the United States. An increasing number of persons listen to FM radio because of clearer sound characteristics and stereo transmission. In the spring of 1996, FM listenership was about 77% of total radio audience.

         Radio station revenue is derived predominantly from local and regional advertising and to a lesser extent from national advertising. Network compensation also provides some revenue. Virtually all of the Company's broadcasting revenues are derived from the sale of advertising. In 1996, approximately 75% of the Company's consolidated station advertising revenues were from local and regional sales, 24% from national sales and about 1% from network or syndication compensation. Local and regional sales generally are made by a station's sales staff. National sales are made by "national rep" firms, specializing in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Local and regional sales are made primarily to businesses in the market covered by a station's broadcast signal and to some extent to businesses in contiguous or nearby markets. Such businesses include auto dealers, soft drink, beer and wine distributors, fast food outlets and financial institutions. National sales are made to larger, nationwide advertisers, such as soft drink producers, automobile manufacturers and airlines. Most advertising contracts are short-term, generally running only for a few weeks. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups which advertisers wish to reach and on the number of stations competing in the market area. Rating service surveys quantify the number of listeners tuned to the station at various times. Rates are generally highest during morning and evening drive-time hours. The Company's stations' advertising sales are made by its sales staff under the direction of the general manager or sales managers. The sales staffs utilize written sales presentations, some of which incorporate computer-generated visual and statistical materials. Television, billboard, newspaper and direct mail advertising, as well as special events and promotions, are used to supplement direct contact by the sales staff in developing advertising clients.

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

         The FCC recently has allocated spectrum to a new technology, digital audio broadcasting ("DAB"), to deliver satellite-based audio programming to a national or regional audience and is considering regulations for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. Another form of DAB, known as In-Band On Channel ("IBOC"), could provide DAB in the present FM radio band. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, applications by several entities currently are pending at the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting. Thus far, the FCC has not granted the pending requests for authorizations to offer satellite radio, nor has it adopted regulations for the proposed satellite radio service. However, a rule making proceeding is pending before the FCC to adopt DAB regulations. There are currently several pending satellite DAB applications, and the FCC has begun rulemaking to establish services and operational standards for satellite DAB. The FCC has granted at least one applicant a waiver to begin satellite construction. Implementation of DAB or IBOC would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon the Company cannot be predicted.


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

         The rules also generally prohibit the acquisition of ownership in, or control of, a television station and either an AM or an FM radio station serving the same market. Such so-called "cross-ownership" prohibition is subject to waiver for stations in the 25 largest television markets under certain conditions. There are also prohibitions relating to ownership in or control of a daily newspaper and a broadcast station in the same market and limitations on the extent to which aliens may own an interest in broadcast stations.

         Over the past five years, a number of radio stations, including the Company's stations, have entered into what have commonly been referred to as "Local Market Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

         In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically revised its so-called "cross-interest" policy to make that policy inapplicable to time brokerage arrangements. Under the cross-interest policy, the FCC may prohibit one party from acquiring certain economic interests in two broadcast stations in the same market. Furthermore, the staff of the FCC's Mass Media Bureau has, over the past five years, held that LMAs are not contrary to the Communications Act provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over operations of its broadcast station and assures compliance with applicable FCC rules and policies. However, LMAs in which one station programs more than 15% of the weekly broadcast time of another local radio station are prohibited under FCC rules if the programming station could not own the programmed station under the FCC's so-called "multiple ownership" rules.

         On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecom Act"). This legislation (a) permits foreign nationals to serve as officers and directors of broadcast licensees and their parent companies, (b) directs the FCC to eliminate its national ownership limits on radio station ownership, (c) requires the FCC to relax its numerical restrictions on local radio ownership, (d) extends the FCC's radio and television cross ownership waiver policy to the top 50 markets,
(e) extends the license renewal period for radio and television stations to eight years and (f) affords renewal applicants significant new protections from competing applications for their broadcast licenses.

         The Telecom Act's provisions regarding local radio ownership limits create a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a licensee may own up to eight stations, no more than five of which can be in a single radio service (i.e. no more than five AM or five FM). In radio markets with 30 to 44 commercial radio stations, a licensee may own up to seven stations, no more than four of which are in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which are in a single radio service. Finally, with respect to radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which are in the same service; provided that the licensee may not own more than one half of the radio stations in the market.

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

         The Company's license for its Tuscola station, WWBN-FM, was to expire October 1, 1996, and was renewed for a term through October 1, 2003. Pursuant to regulations adopted by the FCC in January 1997, as provided by the Telecom Act, the license renewal term was extended to October 1, 2004, a period of eight years. The Company's licenses for its Flint stations, WCRZ-FM and WFNT-AM, also were to expire on October 1, 1996. Timely license renewal applications for the stations were filed, and, as part of the FCC's review process, the Equal Employment Opportunity ("EEO") Branch of the FCC's Mass Media Bureau requested additional written information regarding the Company's EEO efforts at these stations. The Company has supplied the requested information and is awaiting action upon the license renewal applications. Under the Communications Act, the stations have valid, continuing operating authority, pending ultimate disposition of the license renewal applications. Under the FCC's rules, if the Company were found to be deficient in its EEO efforts, the Company could be subject to monetary forfeitures, short-term license renewals or EEO reporting requirements, or all of the foregoing, with respect to these stations. The Company believes it has complied with the FCC's EEO requirements and that the FCC's inquiry will not result in either monetary forfeitures of a material nature or any other regulatory action which might have a materially adverse effect on the Company. The Company expects its Flint licenses to be renewed in due course.

         The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, the Telecom Act or the regulations or policies of the FCC thereunder. Reference is made to such Acts, regulations, and policies for further information.


Employees
---------

         At the corporate level, the Company employs its President and Treasurer, Mr. Fairman, and its Senior Vice President, who also utilize the services of consultants, a bookkeeping service and the Company's attorneys. The Company's President and Senior Vice President assist the general managers of the Company's stations in developing strategies to increase the profitability of the Company's broadcasting properties and in the operation of the stations. The Company plans to continue its present policy of utilizing only a small number of persons at the corporate level. Each market in which the Company owns and operates radio stations has its own complement of employees, including a general manager, a sales manager, a business manager, advertising sales staff, on-air personalities and engineering and operating personnel. In the aggregate, the Company's subsidiaries employ 37 people on a full-time basis and 22 people on a part-time basis.

         The Company has never experienced a strike or work stoppage and believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

         The Company leases an aggregate of approximately 1,500 square feet of office space for its corporate offices in Old Brookville, New York. The leases expire February 28, 1998. The Company has the option to extend the leases for an additional term of three years. Annual rental is currently $37,500.

         The Flint stations occupy studio and office space in a building of approximately 6,000 square feet located on 10 acres in southeastern Flint, Michigan. The AM towers and antennas are also located on this land. An FM tower, antenna and transmitter building and equipment are located on 19 acres of land located nearby. The land, buildings, towers, antennas and equipment are owned by a subsidiary of the Company.

         The Tuscola station occupies studio and office space in leased premises in Frankenmuth, Michigan, at an annual rental of $1,920 under a lease that expires June 1997. The station's tower, antenna and transmitter building and equipment are owned by a subsidiary of the Company. Those facilities are located on leased land in Millington, Michigan. The lease expires in June 1997 and has renewal options through June 2042. Current rental is $1,920 annually.

         The Company owns substantially all of its studio and general office equipment. The Company believes that its properties are in good condition and are adequate for its operations, although opportunities to upgrade facilities are constantly reviewed.

         All the tangible and intangible property of the Company's subsidiaries is pledged as security for senior debt of the subsidiaries. See Notes 2 and 4 to the Company's 1996 Consolidated Financial Statements for a description of encumbrances against the Company's properties and the Company's rental obligations.


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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market For Common Stock
-----------------------

         The Company's common stock is listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "FXCM."

         The following table reflects the high and low prices of the Common Stock on the OTC Bulletin Board for each quarter during 1995 and 1996.

    Fiscal Year                                              High      Low
    -----------                                              ----      ---
    1995
           First Quarter.............................        1/8       3/32
           Second Quarter............................        7/32      3/32
           Third Quarter.............................        10/32     3/32
           Fourth Quarter............................        10/32     4/32

    1996
           First Quarter.............................        1/4       1/8
           Second Quarter............................        1/4       1/8
           Third Quarter.............................        1/4       1/8
           Fourth Quarter............................        6/32      1/8


         On March 11, 1997, the bid and asked prices of the Company's Common Stock on the OTC Bulletin Board were 7/32 and 11/32, respectively. There were 363 holders of record of the Company's Common Stock on March 11, 1997.


Dividend Policy
---------------

         The Company has never paid dividends on its Common Stock. It is the Company's current policy to retain future earnings for the capital requirements of its business. The Company and its subsidiaries are subject to certain restrictions under existing agreements with their lenders which limit dividends on their Common Stock. See Note 2 to the Company's 1996 Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                            Year Ended December 31,

                                                1996             1995             1994             1993             1992
                                                ----             ----             ----             ----             ----
OPERATING RESULTS:

Net Broadcasting Revenues                   $  4,873,954     $  5,113,582     $  4,983,513     $  5,015,265     $  6,061,729
Income from Operations                         1,222,829        1,511,481        1,470,355          854,514        1,017,423
Income (Loss)
    Before Extraordinary Item                    278,840          244,816          992,079         (796,843)      (2,278,749)
Extraordinary Item                                                                 787,201        3,216,605          337,247
Net Income (Loss)                                278,840          244,816        1,779,280        2,419,762       (1,941,502)
Primary Income (Loss)
    Per Common Share
  Income (Loss)
    Before Extraordinary Item                        .04              .03              .13             (.11)            (.31)
  Extraordinary Item                                                                   .11              .44              .05
  Primary Net Income (Loss)
    Per Common Share                                 .04              .03              .24              .33             (.26)
Fully Diluted Income (Loss)
    Per Common Share
  Income (Loss)
    Before Extraordinary Item                        .02              .02              .06             (.11)            (.31)
  Extraordinary Item                                                                   .05              .44              .05
  Fully Diluted Net Income (Loss)
    Per Common share                                 .02              .02              .11              .33             (.26)

BALANCE SHEET DATA AT
YEAR END:

Total Current Assets                           1,305,585        1,311,916        1,246,104        1,771,069        1,456,027
Total Current Liabilities                      1,068,021        1,037,239        1,150,537        2,771,126        4,853,686
Total Assets                                   4,326,453        4,546,508        4,488,913        4,515,236        6,307,862
Long-Term Debt and
 Obligations Under Capital
 Leases                                        7,276,884        7,828,883        8,367,345        6,010,018       12,255,864
Redeemable Preferred Stock of
  Subsidiaries at Liquidation Value                                                               1,968,544        7,909,341
Total Capital Deficit                         (5,485,941)      (5,764,781)      (6,009,597)     (11,624,571)     (19,034,961)

               The Company has not declared or paid Common Stock
                        cash dividends since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Year ended December 31, 1996 compared to year ended December 31, 1995
         ---------------------------------------------------------------------

         The Company's net broadcasting revenues decreased 4.7% in 1996 compared to 1995 (to $4,874,000 from $5,114,000), primarily due to lower regional and national advertising activity in the Flint, Michigan radio market and resulting lower regional and national advertising revenues in the Company's Flint radio stations.

         Operating expenses before depreciation, amortization and corporate expenses increased by 1.6% in 1996 compared to 1995 (to $2,993,000 from $2,946,000).

         Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") decreased 13.2% (to $1,881,000 from $2,167,000) in 1996 compared to 1995, principally as a result of the lower net broadcasting revenues in Flint.

         Corporate expenses increased by 10.5% in 1996 from 1995 (to $337,000 from $305,000) primarily as a result of higher employee compensation, professional fees and related expense. Such employee compensation in 1996 included incentive payments indexed to 1995 operating results.

         Interest expense decreased by 13.9% in 1996 from 1995 (to $699,000 from $811,000) due to lower principal amounts of interest bearing debt outstanding and lower interest rates during 1996.

         As a result principally of lower provision for appraisal rights and interest expense in 1996 compared with 1995, offset by lower income from operations, net income increased to $279,000 in 1996 from $245,000.

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


Liquidity and Capital Resources
-------------------------------

         In 1996, net cash provided by operating activities was $379,000 compared with $820,000 in 1995. Net decrease in cash and cash equivalents was $(240,000) in 1996 compared with a net increase of $111,000 in 1995.

         Based upon current interest rates, its current capital structure and without giving effect to any acquisitions, the Company believes its interest expense for 1997 will be approximately $850,000. Scheduled debt principal payments are $552,000. Corporate expenses and capital expenditures for 1997 are estimated to be approximately $360,000 and $80,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,842,000, from net cash provided by operations and current cash balances.

         The Company is examining various alternatives for obtaining funds for station acquisitions. No assurance can be given that the Company will successfully consummate any such financing.


Inflation
---------

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors and executive officers of Faircom Inc. (the "Company") and certain information about them are set forth below:

                               Principal Occupation
Name                    Age    for Past Five Years
----                    --     -------------------

Joel M. Fairman         67     Founder, President, Treasurer and Chairman
                               of the Board of the Company since its
                               inception in April 1984. From September 1965 until June 1984, Mr. Fairman was employed in an executive capacity by investment banking firms.

Anthony Pantaleoni      57     Secretary and director of the Company since
                               its inception in April 1984. Mr. Pantaleoni has been a partner in the law firm of Fulbright &
                               Jaworski L.L.P. since 1989. Mr. Pantaleoni also currently serves as a director of Universal
                               Health Services, Inc., AAON Inc. and
                               Westwood Corporation.

Stephen C. Eyre         74     Director of the Company since May 1984.
                               Since June 1985, Dr. Eyre has been Executive
                               Director of The John A. Hartford Foundation.
                               From March 1983 through June 1985 he was
                               Distinguished Professor, Citicorp Chair of
                               Finance at Pace University, New York City.
                               Prior to March 1983, Dr. Eyre was a director of Citibank, N.A. (December 1981 - March
                               1983), Senior Vice-President and Secretary
                               (1980 - 1983) and Comptroller (1973 - 1980) of
                               Citibank and Citicorp. Dr. Eyre currently serves as a director or trustee of various
                               Prudential Global Equity and Money Market
                               Funds.

John C. Jansing         71     Director of the Company since May 1984.
                               From January 1975 to February 1992, Mr.
                               Jansing was Chairman of the Board of
                               Directors of The Independent Election
                               Corporation of America, a proxy solicitation,
                               tabulation and services firm.  Mr. Jansing also
                               serves as a director of Vestaur Securities, Inc.
                               and Alpine Group Corporation.  In addition,
                               Mr. Jansing currently serves as a director of
                               the following investment funds:   Affiliated
                               Fund, Inc.; Lord Abbett Value Appreciation
                               Fund, Inc.; Lord Abbett Bond-Debenture Fund,
                               Inc.; Lord Abbett Cash Reserve Fund, Inc.;
                               Lord Abbett Development Growth Fund, Inc.;
                               Lord Abbett Income Fund, Inc.; and the Lord
                               Abbett Tax Free Income Fund, Inc.


John E. Risher          57     Senior Vice President of the Company since
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


Eligibility
-----------

         Employees (either full or part-time), directors and consultants to the Company and its subsidiaries, who are deemed to have the potential to contribute to the future success of the Company, are eligible to receive non-statutory stock options under the Plan. Until September 1994, full-time and part-time employees (including employees who are also directors of the Company or a subsidiary) and salaried directors, were eligible to receive incentive stock options. Approximately 60 employees of the Company and its subsidiaries are entitled to participate in the Plan.


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


Grants and Exercises
--------------------

         During the fiscal year ended December 31, 1996, options to purchase an aggregate of 234,182 shares of Common Stock at a weighted average exercise price of $.19 per share were granted pursuant to the Plan. As of March 11, 1997, no options granted pursuant to the Plan had been exercised. On that date the bid and asked prices for the Common Stock on the OTC Bulletin Board were $.22 and $.34, respectively.

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and certain officers and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Stephen C. Eyre's Report on Form 5 reflecting the grant and expiration of certain stock options during 1996 was filed with the Securities and Exchange Commission one day late as a result of a ministerial error. All other reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation
----------------------------------------------

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to, or on behalf of, the Company's Chief Executive Officer for the fiscal years ended December 31, 1994, 1995 and 1996.

                                                      SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                         ---------------------------------------------------------
                                     Annual Compensation                           Awards                  Payouts
                        ---------------------------------------------    ----------------------------    -----------
                                                                                             Option/
                                                              Other                          Stock        Long Term
                                                             Annual       Restricted     Appreciation     Incentive      All Other
Name and                                                     Compen-         Stock          Rights           Plan        Compensa-
Principal Position      Year     Salary($)    Bonus ($)    sation ($)    Award(s) ($)    ("SARs") (#)    Payouts ($)      tion ($)
------------------      ----     ---------    ---------    ----------    ------------    ------------    -----------      --------
Joel M. Fairman,        1996      100,000      28,000          ---            ---         118,182(1)         ---            ---
Chairman of the
Board, President and    1995       90,000      15,000          ---            ---         181,818(1)         ---            ---
Treasurer
                        1994       70,000      21,000          ---            ---             ---            ---            ---

--------------
(1) Represents grant of stock options under the Company's Stock Option Plan.

         The following table sets forth certain information concerning stock options granted to Joel M. Fairman under the Company's Stock Option Plan in the fiscal year ended December 31, 1996.

                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 -------------------------------------

                                  Individual Grants
                         ---------------------------------
                          Number of       Percent of Total                           Potential Realizable Value at
                         Securities         Options/SARs                             Assumed Annual Rates of Stock
                         Underlying          Granted to          Exercise or      Price Appreciation for Option Term
Name and                 Option/SARs        Employees in            Base          ----------------------------------
Principal Position       Granted (#)         Fiscal Year        Price ($/Sh)        5% ($)                  10% ($)
------------------       -----------      ----------------      ------------       ------                  -------
Joel M. Fairman,           118,182              70.3                 .17             5,543                   12,267
Chairman of the
Board, President and
Treasurer

         The following table sets forth certain information concerning unexercised stock options granted to Joel M. Fairman under the Company's Stock Option Plan:

                                                AGGREGATED OPTION/SAR EXERCISES IN LAST
                                               FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                               ----------------------------------------

                                                               Number of Unexercised             Value of Unexercised In-
                                                               Options/SARs at FY-               the-Money Options/SARs
                                                               End(#)                            at FY-End
                                                               ---------------------             ------------------------
                                          Value Realized
                          Shares         (Market Price at
                        Acquired on        Exercise Less
Name                   Exercise (#)       Exercise Price)      Exercisable     Unexercisable     Exercisable     Unexercisable
----                   ------------      -----------------     -----------     -------------     -----------     -------------
Joel M. Fairman            None                ---               300,000            ---             $2,545            None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 11, 1997, the number of shares of Common Stock of the Company and the percentage owned beneficially, within the meaning of Securities and Exchange Commission Rule 13d-3, by (i) all stockholders known by the Company to own more than 5% of the Common Stock; (ii) all directors of the Company who are stockholders; and (iii) all directors and officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                                        Number of Shares
       Name and Address of                Beneficially
        Beneficial Owners                    Owned            Percent of Class
       -------------------              ----------------      ----------------
Joel M. Fairman
333 Glen Head Road
Old Brookville, New York 11545            1,500,000(1)              19.5%

Anthony Pantaleoni
666 Fifth Avenue
New York, New York 10103                    110,000(2)               1.5%

Stephen C. Eyre
55 East 59th Street
New York, New York 10022                    139,500(2)               1.9%

John C. Jansing
162 South Beach Road
Hobe Sound, FL  33455                       153,500(2)               2.1%

Don G. Hoff and Sandra Hoff
1 Via Capistrano
Tiburon, CA 94920                            430,000                 5.8%

Ido Klear
111 Great Neck Road
Great Neck, New York 11021                   380,000                 5.2%

Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, New York 10043                  9,081,502(3)              55.2%

All officers and directors as
a group (five (5) persons)                2,014,000(4)              25.0%

------------------------
(1) Includes 300,000 shares issuable pursuant to currently exercisable stock options held by Mr. Fairman under the Company's Stock Option Plan ("Plan").

(2) Includes 100,000 shares issuable pursuant to currently exercisable stock options held by each of Messrs. Eyre, Jansing and Pantaleoni under the Plan.

(3) Represents 9,081,502 shares issuable upon conversion of the Company's 8.65% Senior Convertible Note.

(4) Includes 686,000 shares issuable pursuant to currently exercisable stock options under the Plan held by officers and directors of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended December 31, 1996, Anthony Pantaleoni, Secretary and a Director of the Company, was a partner in the law firm of Fulbright & Jaworski L.L.P., which firm was retained by the Company during such fiscal year.

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

              11.1      Computation of Net Income Per Common Share.

          *   21        Subsidiaries of the registrant.

              27        Financial Data Schedule.

(b) No reports on Form 8-K were filed during the period October 1, 1996 through December 31, 1996.

--------------
* Previously filed as an exhibit to the Company's registration of securities on Form 10, dated February 12, 1987, pursuant to Section 12(g) of the Securities Exchange Act of 1934.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FAIRCOM INC.


                                            By /s/ Joel M. Fairman
                                              ----------------------------
                                                   Joel M. Fairman
                                                      President

March 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                         Date
    ---------                     -----                         ----

By /s/ Joel M. Fairman          President, Treasurer       March 18, 1997
   ------------------------     and Chairman of the
       Joel M. Fairman          Board (Chief Executive,
                                Financial and
                                Accounting Officer)


By /s/ Anthony Pantaleoni       Secretary and Director     March 18, 1997
   ------------------------
       Anthony Pantaleoni


By /s/ Stephen C. Eyre          Director                   March 18, 1997
   ------------------------
       Stephen C. Eyre


By /s/ John C. Jansing          Director                   March 18, 1997
   ------------------------
       John C. Jansing

                                       FAIRCOM INC.














                                          CONSOLIDATED FINANCIAL STATEMENTS AND
                                FORM 10-K - ITEM 8 AND ITEMS 14 (A) (1) AND (2)
                                                   YEAR ENDED DECEMBER 31, 1996

                                       FAIRCOM INC.









                                          CONSOLIDATED FINANCIAL STATEMENTS AND
                                FORM 10-K - ITEM 8 AND ITEMS 14 (A) (1) AND (2)
                                                   YEAR ENDED DECEMBER 31, 1996

                                                                   FAIRCOM INC.


                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                    CONSOLIDATING FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------------------------------------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-3

CONSOLIDATED BALANCE SHEETS:
          December 31, 1996 and 1995                                     F-4

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
    YEARS ENDED DECEMBER 31, 1996:
          Statements of income                                           F-5
          Statements of capital deficit                                  F-6
          Statements of cash flows                                       F-7

SUMMARY OF ACCOUNTING POLICIES                                    F-8 - F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-12 - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Faircom Inc.

We have audited the consolidated balance sheets of Faircom Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, capital deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Faircom Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ BDO Seidman, LLP
                                            --------------------
                                                BDO Seidman, LLP


Mitchel Field, New York
January 14, 1997

                                                                   FAIRCOM INC.

                                                    CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

DECEMBER 31,                                                             1996                            1995
--------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 2)
CURRENT ASSETS:
    Cash and cash equivalents                                         $  123,221                     $   363,532
    Accounts receivable, less allowance of $20,000 for possible
       losses in 1996 and 1995                                         1,169,772                         942,601
    Prepaid expenses                                                      12,592                           5,783
--------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                         1,305,585                       1,311,916
--------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation and
    amortization (Note 1)                                              1,184,554                       1,327,067
--------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of $515,670
    and $458,553                                                       1,627,767                       1,684,884
OTHER ASSETS:
    deferred financing costs                                             167,222                         167,641
    other                                                                 41,325                          55,000
--------------------------------------------------------------------------------------------------------------------
                                                                       1,836,314                       1,907,525
--------------------------------------------------------------------------------------------------------------------
                                                                      $4,326,453                      $4,546,508
====================================================================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                  $   76,853                      $   58,946
    Accrued expenses and liabilities                                     199,054                         208,635
    Taxes payable                                                         10,150                          20,150
    Current portion of interest payable (Note 2 (b))                     226,417                         235,458
    Current portion of long-term debt (Note 2)                           552,000                         493,250
    Current portion of obligations under capital leases (Note 4)           3,547                          20,800
--------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                    1,068,021                       1,037,239
LONG-TERM DEBT, less current portion (Note 2)                          7,276,884                       7,828,883
INTEREST PAYABLE, less current portion (Note 2 (b))                      350,494                         509,167
DEFERRED RENTAL INCOME (Note 3)                                          101,995                         136,000
APPRAISAL RIGHT LIABILITY (Note 2 (d))                                 1,015,000                         800,000
--------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                            9,812,394                      10,311,289
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2 (d) and 4)
CAPITAL DEFICIT (Notes 2 (c), 6 and 7):
    Common stock - $.01 par value, 35,000,000 shares
       authorized; 7,378,199 shares issued and outstanding                73,782                          73,782
    Additional paid-in capital                                         2,605,813                       2,605,813
    Deficit                                                           (8,165,536)                     (8,444,376)
--------------------------------------------------------------------------------------------------------------------
          TOTAL CAPITAL DEFICIT                                       (5,485,941)                     (5,764,781)
--------------------------------------------------------------------------------------------------------------------
                                                                      $4,326,453                      $4,546,508
====================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.

                                              CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

Year ended December 31,                                                        1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------
BROADCASTING REVENUES:
    Gross broadcasting revenues                                             $5,517,586       $5,785,963        $5,607,940
    Less: agency commissions                                                  (643,632)        (672,381)         (624,427)
-----------------------------------------------------------------------------------------------------------------------------
       NET BROADCASTING REVENUES                                             4,873,954        5,113,582         4,983,513
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    Programming and technical expenses                                       1,218,160        1,229,333         1,161,600
    Selling, general and administrative expenses                             1,775,059        1,716,858         1,690,994
    Depreciation and amortization                                              321,263          351,257           389,489
    Corporate expenses                                                         336,643          304,653           271,075
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING EXPENSES                                              3,651,125        3,602,101         3,513,158
-----------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                       1,222,829        1,511,481         1,470,355
    Interest expense                                                          (698,643)        (811,298)         (770,009)
    Gain from sale of Southampton radio station (Note 8)                             -                -           964,859
    Other income                                                                 7,346           10,633            16,255
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PREFERRED STOCK DIVIDEND REQUIREMENT OF
    SUBSIDIARIES, PROVISION FOR APPRAISAL RIGHTS, TAXES ON INCOME
    AND EXTRAORDINARY ITEM                                                     531,532          710,816         1,681,460
    Preferred stock dividend requirement of subsidiaries (Notes
       2(c) and 8)                                                                   -                -          (149,225)
    Provision for appraisal rights (Note 2 (d))                               (215,000)        (438,000)         (402,000)
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM                           316,532          272,816         1,130,235
TAXES ON INCOME (Note 9)                                                        37,692           28,000           138,156
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                               278,840          244,816           992,079
EXTRAORDINARY ITEM:
    Gain from troubled debt restructuring (Note 2(b))                                -                -           787,201
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  278,840       $  244,816        $1,779,280
=============================================================================================================================
PRIMARY INCOME PER SHARE OF COMMON STOCK - ASSUMING NO DILUTION:
       Income before extraordinary item                                           $.04             $.03              $.13
       Extraordinary item                                                            -                -               .11
-----------------------------------------------------------------------------------------------------------------------------
          PRIMARY NET INCOME PER COMMON SHARE                                     $.04             $.03              $.24
=============================================================================================================================
          WEIGHTED AVERAGE SHARES OUTSTANDING                                7,378,199        7,378,199         7,378,199
=============================================================================================================================

FULLY DILUTED INCOME PER COMMON SHARE - ASSUMING ISSUANCE OF ALL DILUTIVE
    CONTINGENT SHARES:
       Income before extraordinary item                                           $.02             $.02              $.06
       Extraordinary item                                                            -                -               .05
-----------------------------------------------------------------------------------------------------------------------------
          FULLY DILUTED NET INCOME PER COMMON SHARE                               $.02             $.02              $.11
=============================================================================================================================
          WEIGHTED AVERAGE SHARES OUTSTANDING                               16,459,701       16,459,701        16,459,701
=============================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.

                                     CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                    FOR THE THREE YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                          COMMON STOCK
                                    ----------------------
                                                                  ADDITIONAL
                                     SHARES        AMOUNT       PAID-IN CAPITAL         DEFICIT               TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993         7,378,199       $73,782         $2,605,813        $(14,304,166)        $(11,624,571)
    Extinguishment of
        Southampton's
        preferred stock
        (Notes 2 (c) and 8)                -             -                  -           2,117,769            2,117,769
    Extinguishment of
        subordinated
        claim and related
        stock option (Note
        2 (c))                             -             -                  -           1,717,925            1,717,925
    Net income for the
        year ended
        December 31,
        1994                               -             -                  -           1,779,280            1,779,280
------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1994                               7,378,199        73,782          2,605,813          (8,689,192)          (6,009,597)
    Net income for the
        year ended
        December 31,
        1995                               -             -                  -             244,816              244,816
------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1995                               7,378,199        73,782          2,605,813          (8,444,376)          (5,764,781)
    Net income for the
        year ended
        December 31,
        1996                               -             -                  -             278,840              278,840
------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
    1996                           7,378,199       $73,782         $2,605,813         $(8,165,536)         $(5,485,941)
========================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (NOTE 10)
-------------------------------------------------------------------------------

Year ended December 31,                                                            1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $278,840         $244,816        $1,779,280
------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            323,474          351,257           389,489
          Amortization of deferred rental income                                   (34,005)         (34,000)                -
          Provision for doubtful accounts                                           23,449           16,428            22,997
          Gain from sale of radio station                                                -                -         (964,859)
          Preferred stock dividend requirement of
             subsidiaries                                                                -                -           149,225
          Provision for appraisal rights                                           215,000          438,000           402,000
          Gain from troubled debt restructuring                                          -                -          (787,201)
          Increase (decrease) in cash flows from changes in
             operating assets and liabilities, net of effects of
             sales of radio stations:
             Accounts receivable                                                  (250,620)          (2,708)         (198,313)
             Prepaid expenses                                                       (6,809)          31,724           (23,359)
             Other assets                                                           (1,325)               -           (75,000)
             Accounts payable                                                       17,907           13,907            (9,746)
             Accrued expenses and liabilities                                       (9,581)         (77,016)         (136,753)
             Taxes payable                                                         (10,000)        (100,918)          121,068
             Interest payable                                                     (167,714)         (61,978)          (47,787)
------------------------------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                                99,776          574,696        (1,158,239)
------------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                       378,616          819,512           621,041
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets used to satisfy secured
       claims                                                                            -                -         1,700,000
    Capital expenditures                                                           (63,440)        (172,805)         (375,904)
    Intangible assets related to purchase of radio station                               -                -          (152,796)
------------------------------------------------------------------------------------------------------------------------------
                   NET CASH (USED IN) PROVIDED BY INVESTING
                      ACTIVITIES                                                   (63,440)        (172,805)        1,171,300
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment for deferred financing costs                                           (44,985)            (235)         (210,340)
    Proceeds from long-term debt                                                         -                -           720,578
    Principal payments on long-term debt                                          (493,249)        (515,556)       (2,228,943)
    Principal payments under capital lease obligations                             (17,253)         (19,660)          (32,539)
------------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN FINANCING ACTIVITIES                          (555,487)        (535,451)       (1,751,244)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (240,311)         111,256            41,097
CASH AND CASH EQUIVALENTS, beginning of year                                       363,532          252,276           211,179
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                            $123,221         $363,532       $   252,276
==============================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.

                                                 SUMMARY OF ACCOUNTING POLICIES
-------------------------------------------------------------------------------

ORGANIZATION AND        Faircom Inc. (the "Company") owns and operates radio
BUSINESS                stations through its wholly-owned subsidiary in Flint,
                        Michigan.

PRINCIPLES OF           The consolidated financial statements of the Company
CONSOLIDATION           include the accounts of Faircom Inc. and its
                        subsidiaries, Faircom Flint Inc. ("Flint"), and Faircom
                        Evansville Inc., all of whose common stock is owned by the Company. All intercompany accounts and transactions are eliminated. Faircom Evansville Inc. was inactive during the three years ended December 31, 1996. The assets of Faircom Southampton Inc. ("Southampton") were sold in 1994 (see Note 8). Southampton, which was a wholly-owned subsidiary of the Company, was dissolved in 1994.

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



CASH AND CASH           For purposes of the statement of cash flows, the
EQUIVALENTS             Company considers all highly liquid financial
                        instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

PROPERTY AND            Property and equipment are stated at cost. For
EQUIPMENT               financial reporting purposes, depreciation is
                        determined using the straight-line method based upon the estimated useful lives of the various classes of assets, ranging from three to nineteen years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Both straight-line and accelerated methods are used for federal and state income tax purposes.

                                                                   FAIRCOM INC.

                                                 SUMMARY OF ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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



LONG-LIVED ASSETS       In March 1995, the Financial Accounting Standards Board
                        issued Statement of Financial Accounting Standards No.
                        121, "Accounting for the Impairment of Long-Lived
                        Assets and for Long-Lived Assets to be Disposed Of"
                        ("SFAS No. 121"). SFAS No. 121 requires, among other things, that losses resulting from impairment of assets expected to be held, and gains or losses from assets expected to be disposed of, be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.



DEFERRED FINANCING      Deferred financing costs are amortized on a
COSTS                   straight-line basis over the term of the related
                        debt.



REDEEMABLE              The Company carried the redeemable preferred stock of
PREFERRED STOCK         its former subsidiaries (see Notes 2(c) and 8) at their
AND APPRAISAL           redemption values. Dividends on such stock were accrued
RIGHTS                  currently and charged to operations. At such time that
                        the appraisal rights of the preferred stockholders had greater than a nominal value, an accrual and corresponding charge to preferred stock requirements were reflected in the consolidated financial statements. Adjustments were made to this accrual based on the passage of time and changes in appraisal values.

                        The value of the appraisal right given to Citicorp Venture Capital, Ltd. ("CVC") for its guaranty of certain debt interest (see Note 2 (d)) was accounted for in a manner similar to the appraisal rights of the preferred stockholders.

                                                                   FAIRCOM INC.

                                                 SUMMARY OF ACCOUNTING POLICIES
-------------------------------------------------------------------------------

                        The value of the appraisal right given to CVC in connection with its subordinated exchangeable note (see
                        Note 2 (d)) is accrued at a discounted amount, based on the interest rate of the related note and the date on which the appraisal right becomes exercisable. Adjustments are made to this accrual based on the passage of time and changes in appraisal values.

TAXES ON INCOME         Income taxes are calculated using the liability method
                        specified by Statement of Financial Accounting
                        Standards (SFAS) No. 109, "Accounting for Income
                        Taxes".


REVENUE                 Revenue from radio advertisements, including barter
RECOGNITION             transactions (advertising provided in exchange for
                        goods and services), is recognized as income when the advertisements are broadcast. The merchandise or services received as barter for advertising are charged to expense when used or provided.

STOCK-BASED             In October 1995, the Financial Accounting Standards
COMPENSATION            Board issued Statement of Financial Accounting
                        Standards No. 123, "Accounting for Stock-Based
                        Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective in 1996 for transactions entered into after 1994, establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the employee stock-based compensation provisions of Statement No.
                        123 in 1996. However, since the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995 did not differ materially from the comparable amounts reported on the consolidated statements of income, no such pro forma amounts have been disclosed. The adoption of Statement
                        No. 123 did not impact the Company's results of operations, financial position or cash flows.

ADVERTISING COSTS       Advertising costs are charged to expense as incurred
                        and amounted to $68,345, $149,469 and $118,770 for the
                        years ended December 31, 1996, 1995 and 1994, respectively.

                                                                   FAIRCOM INC.

                                                 SUMMARY OF ACCOUNTING POLICIES
-------------------------------------------------------------------------------

NET INCOME PER          Net income per common share is based on the weighted
COMMON SHARE            average number of shares of common stock outstanding
                        during each period. The effects of the assumed conversion of a convertible note on per share data have been reflected in the fully diluted calculation only
                        (see Note 2 (c)). The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from both the primary and fully diluted per share calculations (see Notes 6 and 7).

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   PROPERTY AND       Property and equipment consist of the following:
     EQUIPMENT

                                                                  1996                       1995
------------------------------------------------------------------------------------------------------
Land                                                          $   116,000                $   116,000
Buildings and building
improvements                                                      633,136                    626,722
Leasehold improvements                                              3,445                      3,445
Towers and antenna systems                                      1,182,526                  1,180,620
Studio, technical and transmitting
    equipment                                                   3,467,747                  3,422,652
Office equipment, furniture and
fixtures                                                          941,665                    933,850
------------------------------------------------------------------------------------------------------
                                                                6,344,519                  6,283,289
Less: accumulated depreciation and
    amortization                                               (5,159,965)                (4,956,222)
------------------------------------------------------------------------------------------------------
Net property and equipment                                     $1,184,554                 $1,327,067
======================================================================================================

2.   LONG-TERM DEBT     Long-term debt consists of the following:

                                                                  1996                       1995
------------------------------------------------------------------------------------------------------
Senior secured term note (see (a) below)                       $5,713,717                 $6,131,916
Senior secured term note (see (b) below)                          760,200                    834,000
Senior secured time note (see (b) below)                          673,337                    673,337
Subordinated senior convertible note (see
    (c) below)                                                    181,630                    181,630
Subordinated senior exchangeable note
    (see (d) below)                                               500,000                    500,000
Notes payable for purchase of radio
station                                                                 -                      1,250
------------------------------------------------------------------------------------------------------
                                                                7,828,884                  8,322,133
Less:     Current portion of long-term debt                      (552,000)                  (493,250)
------------------------------------------------------------------------------------------------------
                                                               $7,276,884                 $7,828,883
======================================================================================================

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

              (b)  Senior secured term note and time note

                   Under the 1994 loan agreement described in Note 2 (a), Flint became obligated for a term note of $900,000 under the "second loan" and a time note of $700,000 under the "third loan". The "second loan" and "third loan" arose from the acquisition by Flint's senior lender of the $3,180,564 subordinated secured claim against Flint, which Flint had recorded in connection with its guaranty of certain indebtedness of a former affiliate, Faircom Charleston, Inc. ("Charleston"), which was dissolved in 1994. The senior lender, which had acquired the claim from the Resolution Trust Corporation at a discounted amount, forgave all but $1,600,000 of this claim and recast it as senior secured indebtedness of Flint. An extraordinary gain of $787,201 was recorded in 1994 by Flint in connection with this troubled debt restructuring. The gain represents the principal amount of the subordinated secured claim which was forgiven, less the estimated interest of $793,363 payable over the term of the "second loan" and "third loan", assuming a prime rate of 8.5%.

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

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                   Both principal and interest, at the prime rate plus 3%, on the time note under the "third loan" are payable in a single payment on December 1, 1999. However, to the extent that Flint has excess cash flow, as defined in the 1994 loan agreement, a quarterly payment is required, to be applied first to accrued interest and then to principal. Flint made a required quarterly principal payment of $41,246 on March 1, 1995, of which $14,583 was applied to accrued interest and $26,663 was applied to principal. In addition, a required quarterly payment of $72,438, which was applied to accrued interest, was made on March 1, 1996. Flint was also required to make quarterly payments from excess cash flow as of September 1 and December 1, 1995 and 1996, but such payments were waived by the lender.

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

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                   The senior convertible note, which is subordinated to the debt described in Notes 2 (a) and 2 (b), was issued in exchange for the extinguishment of a subordinated claim payable to CVC in the amount of $1,899,555 related to the former Charleston Preferred Stock (extinguished and credited against deficit in 1993 in the amount of its liquidation value), which CVC had the option of converting into 6,963,733 shares of the Company's common stock; and the extinguishment in 1994 of the former Southampton Preferred Stock, with a liquidation value of $2,117,769, which CVC had the option of converting into 2,117,769 shares of the Company's common stock (see Note 8). The liquidation value of the former Southampton Preferred Stock, and the difference between the subordinated claim and the principal amount of the new senior convertible note, were credited against deficit in 1994.

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

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                   At any time after December 1, 1999, CVC may request a determination of the appraised value (as defined in the 1994 CVC agreement) of Flint, and elect to exchange $350,000 of the principal amount of the senior exchangeable note for a payment of 19.99% of such appraised value. Management estimates that the present value of this appraisal right at December 31, 1996, 1995 and 1994 was approximately $1,015,000, $800,000 and $362,000, respectively, net of the
                   $350,000 principal amount that would be exchanged at each such date and based on a 10% discount rate. If at any time Flint is disposed of by the Company, CVC is entitled to elect to exchange $350,000 of the principal amount of the senior exchangeable note for a payment of 19.99% of the net proceeds (as defined) received.

                   The senior exchangeable note has the same restrictive covenants as described in Note 2 (c) for the senior convertible note.

              Minimum annual maturities of the Company's long-term debt for the next five years and thereafter are approximately as follows: 1997
              - $552,000; 1998 - $612,000; 1999 - $5,983,000; 2000 - $0; 2001 -
              $0; and $682,000 thereafter.

              The Company estimates that the carrying amount of its long-term debt approximates its fair value.

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3. DEFERRED RENTAL  Effective January 1995, Flint, as lessor, entered into an
   INCOME operating lease agreement with a telecommunications company. The lessee agreed to arrange for the construction of a new radio tower and antenna at one of Flint's tower sites, at lessee's expense, and transfer title to those assets to Flint, in exchange for the right to use a portion of the new tower and related building facilities in its operations on a rent-free basis for five years. The lessee has three successive five-year renewal options, providing for no rent in the sixth year, a total of $18,000 rent in the seventh year, and annual increases of 4% beginning with the eighth year.

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

                    The following is a schedule of approximate future minimum lease payments required under these leases:

                                                   Operating          Capital
                    ----------------------------------------------------------
                     1996                           $37,500           $3,641
                     1997                             6,250                -
                     Less amount representing
                        interest                          -               94
                    ----------------------------------------------------------
                     Present value of net
                        minimum lease payments      $43,750           $3,547
                    ==========================================================

                    Rent expense was approximately $46,000, $32,000 and $54,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5. RETIREMENT PLANS     Effective January 1, 1995, the Company established a
                        qualified salary reduction plan under Section 401(k) of the Internal Revenue Code for eligible employees. Under the plan, the Company may, but is not required to, make matching and discretionary contributions to participants' accounts. Matching contributions charged against operations amounted to $6,800 and $4,600 for the years ended December 31, 1996 and 1995.




6. STOCK OPTION PLAN    The Company has a stock option plan (the "Plan") under
                        which 900,000 shares of common stock have been reserved for issuance. Under this Plan, the Company may grant options to purchase up to 900,000 shares of common stock in the form of either nonqualified stock options or incentive stock options ("ISOs"). The Plan provides that the option price for the nonqualified options be determined by the Board of Directors at or prior to the time the option is granted (but in no event at a price below par value of the common stock) and for ISOs, at a price not less than 100% of the fair market value of the common stock at the date the option is granted, except for those individuals possessing more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries, for whom the price is not less than 110% of the fair market value of the common stock.

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

                        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Plan. Under APB 25, for options granted to employees at exercise prices equal to the fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

0 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1996 and 1995 are not material to net income or net income per common share.

                        Transactions involving options granted under the Plan are summarized below:

                                           1996                           1995                             1994
                                -----------------------------------------------------------------------------------------------
                                                 WEIGHTED                         Weighted                         Weighted
                                                  AVERAGE                          Average                          Average
                                                 EXERCISE                         Exercise                         Exercise
                                       SHARES       PRICE              Shares        Price              Shares        Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, January 1                800,000        $.14              533,88         $.11              747,800        $.19
Granted                               234,182         .19              309,318         .16              100,000         .16
Cancelled                             209,182         .13              43,200          .31              313,918         .36
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31              825,000        $.16              800,00         $.14              533,882        $.11
===============================================================================================================================
Exercisable, December 31              676,000        $.16              661,00         $.14              427,242        $.10
===============================================================================================================================

The following table summarizes information about stock options outstanding under the Plan at December 31, 1996:

--------------------------------------------------------------------------------------------------------------
                                                                                              Options
                                              Options Outstanding                           Exercisable
                                 ---------------------------------------------        ------------------------
                                                  Weighted-
                                                    Average        Weighted-                       Weighted-
Range of                          Number          Remaining          Average            Number      Average
Exercise                       Outstanding      Contractual         Exercise           Exercise     Exercise
Prices                           12/31/96              Life            Price           12/31/96      Price
--------------------------------------------------------------------------------------------------------------
$.13 to .17                      730,000          3.0 years             $.15          631,000         $.15
 .22                              95,000          4.2                    .22           45,000          .22
--------------------------------------------------------------------------------------------------------------
$.13 to .22                      825,000          3.0 years             $.16          676,000         $.16
==============================================================================================================

Of the 825,000 options outstanding at December 31, 1996, 717,500 are nonqualified options and 107,500 are ISOs.

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7. COMMON STOCK         At December 31, 1996, shares of the Company's
   SHARES RESERVED      authorized and unissued common stock were reserved for
                        issuance upon conversion of a subordinated senior convertible note and exercise of options, as follows:


Subordinated senior convertible note (Note 2 (c))               9,081,502
Stock option plan (Note 6)                                        900,000
---------------------------------------------------------------------------
                                                                9,981,502
===========================================================================

8. SALE OF              In January 1994, Southampton entered into a contract to
   SOUTHAMPTON RADIO    sell substantially all of its assets. The Southampton
   STATION              Preferred Stock was extinguished because there were no
                        funds for payment to the Southampton preferred stockholder available from the sale of Southampton.

                        The operations of the Southampton subsidiary prior to the sale of the radio station, which closed in August 1994, were included in the statement of operations for 1994 and the sale resulted in a gain of $964,859. The Southampton operations which were included in the statement of operations are summarized as follows:

Net broadcasting revenues                                          $269,000
Total operating expenses                                            165,000
-----------------------------------------------------------------------------
Income from operations                                              104,000
Interest expense                                                   (122,000)
Gain from sale of station                                           965,000
Other income                                                         10,000
-----------------------------------------------------------------------------
Income before preferred stock dividend requirement
    and taxes on income                                             957,000
Preferred stock dividend requirement                               (149,000)
Taxes on income                                                     (39,000)
-----------------------------------------------------------------------------
Net income                                                         $769,000
=============================================================================

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                        The gain from sale of the Southampton radio station is calculated as follows:

Proceeds from sale of station                                     $1,700,000
Net assets sold:
    Broadcasting property, net                  $272,000
    Intangible assets                            407,000            (679,000)
-------------------------------------------------------------------------------
                                                                   1,021,000
Capital lease assumed by buyer                                        44,000
Other expenses                                                       (86,000)
Write-off of remaining assets                                        (14,000)
-------------------------------------------------------------------------------
Gain from sale of station                                         $  965,000
===============================================================================

9. TAXES ON INCOME      The provision for federal and state income taxes
                        consists of the following:

                                                     1996                   1995                1994
-------------------------------------------------------------------------------------------------------
Current:
        Federal                                   $152,000               $157,000          $1,021,000
        State                                       37,692                 70,000              97,156
-------------------------------------------------------------------------------------------------------
                                                   189,692                227,000           1,118,156
Benefits of net operating
        loss carryforwards                         152,000                199,000             980,000
-------------------------------------------------------------------------------------------------------
                                                  $ 37,692               $ 28,000          $  138,156
=======================================================================================================

                        The net deferred tax asset consists of the following:

                                                                          1996                1995
-------------------------------------------------------------------------------------------------------
Gross deferred asset for:
    Net operating loss carryforwards                                   $2,311,000          $2,502,000
    Excess gain on debt restructuring for
       tax reporting purposes                                             186,000             274,000
    Alternative minimum tax credit
       carryforwards                                                       35,000              35,000
-------------------------------------------------------------------------------------------------------
          Subtotal                                                      2,532,000           2,811,000
    Less: valuation allowance                                          (2,532,000)         (2,811,000)
-------------------------------------------------------------------------------------------------------
          Net                                                          $        -          $        -
=======================================================================================================

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                        The Company has provided valuation allowances equal to its deferred tax assets because of the uncertainty as to future utilization.

                        The Company and Flint file consolidated federal and separate state income tax returns. At December 31, 1996, consolidated net operating loss carryforwards ("NOL's") for income tax purposes were $6,421,000. The tax NOL's expire during the years 2002 to 2008.

                        The difference between the Company's effective tax rate on income before taxes on income and extraordinary item and the federal statutory tax rate arises from the following:

                                        1996        1995      1994
---------------------------------------------------------------------
Federal tax expense at
    statutory rate                      34.0%       34.0%     34.0%

Federal taxes, based on
    alternative minimum
    calculation                             -        1.8%      7.7%

Non-deductible
    expenses                            31.9%       47.6%     26.7%

Benefit of net operating
    losses                             (48.0)%     (72.8)%   (61.9)%

Changes in valuation
    allowance                          (13.9)%          -         -

State taxes, net of
    federal benefit                      7.9%       16.9%      5.7%

Prior year's federal tax
    overaccrual                             -      (17.2)%        -
---------------------------------------------------------------------
Effective tax rate                      11.9%       10.3%     12.2%
=====================================================================

10. SUPPLEMENTAL CASH   (a)  Supplemental disclosure of cash flow information:
    FLOW INFORMATION

Year ended December 31,                          1996                  1995                   1994
--------------------------------------------------------------------------------------------------------
Interest paid during the
year                                            $866,357               $873,276               $788,746
========================================================================================================
Income taxes paid
during the year                                 $ 43,592               $133,257               $ 15,429
========================================================================================================

                                                                   FAIRCOM INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                            In December 1994, a $3,180,564 subordinated secured claim against Flint was acquired by Flint's senior lender from the Resolution Trust Corporation, reduced to $1,600,000, and recast as senior secured indebtedness of Flint, resulting in an extraordinary gain of $787,201 (see Note 2 (b)).

                            In January 1995, Flint received a tower and antenna, valued at $170,000, as an advance lease payment under the terms of an operating lease agreement (see Note 3).


11. SUBSEQUENT EVENT    In January 1997, the Company, through its wholly-owned
                        subsidiary, Faircom Mansfield Inc. ("Mansfield"), entered into a contract for the purchase of substantially all of the assets of two radio stations in Mansfield, Ohio for total cash consideration of $7,650,000. Mansfield was formerly named Faircom
                        Evansville Inc. Subject to FCC approval and the satisfaction of contractual conditions, a closing is anticipated in May 1997. Flint borrowed $400,000 by increasing its existing senior secured debt in the form of a "fourth loan", and advanced such amount to Mansfield to make an escrow deposit under the contract.
                        This loan requires interest payments monthly at the prime rate plus 3% and matures January 1, 1998. The
                        Company is negotiating the refinancing of all its existing indebtedness, increasing such indebtedness and obtaining additional equity capital in connection with the Mansfield acquisition.

                                            FAIRCOM INC.

















                                     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                                        FORM 10-K - ITEM 14 (D)
                                                              DECEMBER 31, 1996

                                                                  FAIRCOM INC.













------------------------------------------------------------------------------


                                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                                       FORM 10-K - ITEM 14 (d)
                                                             DECEMBER 31, 1996

                                                                  FAIRCOM INC.


                                               INDEX TO CONSOLIDATED FINANCIAL
                                                           STATEMENT SCHEDULES


------------------------------------------------------------------------------




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

       Schedule I - Condensed financial information of registrant   S-4 - S-7

       Schedule II - Valuation and qualifying accounts                    S-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Faircom Inc.


The audits referred to in our report dated January 14, 1997, relating to the consolidated financial statements of Faircom Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



                                                   /s/ BDO Seidman, LLP
                                                   --------------------------
                                                       BDO Seidman, LLP










Mitchel Field, New York
January 14, 1997

                                                                  FAIRCOM INC.

                                                                    SCHEDULE I
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                 BALANCE SHEETS (COMPANY ONLY)
-------------------------------------------------------------------------------



December 31,                                                     1996                 1995
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $     7,014          $    20,110
    Other current assets                                          4,155                2,410
    Interest receivable from subsidiary                          29,004               14,502
    Advance to subsidiary                                             -                8,000
------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                   40,173               45,022
OFFICE EQUIPMENT, FURNITURE AND FIXTURES - NET                      630                  630
NOTE RECEIVABLE FROM SUBSIDIARY (NOTE 2)                      1,243,000            1,243,000
OTHER ASSETS                                                      7,341                9,051
------------------------------------------------------------------------------------------------
                                                             $1,291,144           $1,297,703
================================================================================================

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
    Accrued expenses and liabilities                         $  132,747           $  132,747
    Taxes payable                                                   150                  150
------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                132,897              132,897
LONG-TERM DEBT                                                  681,630              681,630
APPRAISAL RIGHT LIABILITY                                     1,015,000              800,000
------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                      1,829,527            1,614,527
------------------------------------------------------------------------------------------------
EXCESS OF LOSSES AND PREFERRED STOCK DIVIDENDS AND
    PROVISION FOR APPRAISAL RIGHTS OF SUBSIDIARIES
    OVER COST (NOTE 1)                                        4,947,558            5,447,957
------------------------------------------------------------------------------------------------
CAPITAL DEFICIT:
    Common stock                                                 73,782               73,782
    Additional paid-in capital                                2,605,813            2,605,813
    Deficit                                                  (8,165,536)          (8,444,376)
------------------------------------------------------------------------------------------------
             TOTAL CAPITAL DEFICIT                           (5,485,941)          (5,764,781)
------------------------------------------------------------------------------------------------
                                                             $1,291,144           $1,297,703
================================================================================================

                                                                  FAIRCOM INC.

                                                                    SCHEDULE I
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       STATEMENTS OF OPERATIONS (COMPANY ONLY)
-------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                  1996           1995            1994
---------------------------------------------------------------------------------------------------
INCOME:
    MANAGEMENT FEES FROM SUBSIDIARIES
    (NOTE 3)                                          $226,498        $354,328       $  335,000
    INTEREST                                           174,024         174,024          174,150
    OTHER                                                    -             367               11
---------------------------------------------------------------------------------------------------
                                                       400,522         528,719          509,161
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    DEPRECIATION AND AMORTIZATION                        3,035           3,035            1,834
    GENERAL AND ADMINISTRATIVE                         336,643         304,653          271,075
    INTEREST                                            65,711          65,873           30,709
---------------------------------------------------------------------------------------------------
                                                       405,389         373,561          303,618
---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
    APPRAISAL RIGHT; EQUITY IN INCOME,
    PREFERRED STOCK DIVIDENDS, PROVISION FOR
    APPRAISAL RIGHTS AND EXTRAORDINARY GAIN
    OF SUBSIDIARIES; AND TAXES ON INCOME                (4,867)        155,158          205,543
PROVISION FOR APPRAISAL RIGHT                         (215,000)       (438,000)        (362,000)
EQUITY IN INCOME, PREFERRED STOCK
    DIVIDENDS, PROVISION FOR APPRAISAL RIGHTS
    AND EXTRAORDINARY GAIN OF SUBSIDIARIES
    (NOTE 1)                                           500,399         527,658        1,942,737
---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                          280,532         244,816        1,786,280
TAXES ON INCOME                                          1,692               -            7,000
---------------------------------------------------------------------------------------------------
NET INCOME                                            $278,840        $244,816       $1,779,280
===================================================================================================

                                                                  FAIRCOM INC.

                                                                    SCHEDULE I
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       STATEMENTS OF CASH FLOWS (COMPANY ONLY)
-------------------------------------------------------------------------------


Year ended december 31,                                        1996            1995               1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $278,840        $244,816         $1,779,280
------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
          Depreciation and amortization                         3,035           3,035              1,834
          Provision for appraisal right                       215,000         438,000            362,000
          Equity in (income), preferred stock
             dividends, provision for appraisal
             rights and extraordinary gain of
             subsidiaries                                    (500,399)       (527,658)        (1,942,737)
          Increase (decrease) in cash flows
             from changes in operating assets
             and liabilities:
                Other current assets                           (1,745)         (2,410)             1,990
                Other assets                                   (1,325)              -             (6,000)
                Interest receivable from
                  subsidiary                                  (14,502)        (14,502)                 -
                Accrued expenses and
                  liabilities and taxes payable                     -         (79,519)            (9,129)
                Interest payable                                    -          (1,663)             1,663
------------------------------------------------------------------------------------------------------------
          TOTAL ADJUSTMENTS                                  (299,936)       (184,717)        (1,590,379)
------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                             (21,096)         60,099            188,901
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in advances and
       loans to subsidiaries                                    8,000          (8,000)           (11,000)
    Payment of loan receivable-subsidiary                           -               -              1,832
------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                               8,000          (8,000)            (9,168)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    -             29,046
    Payment of loan from subsidiary                                 -         (85,850)          (174,150)
------------------------------------------------------------------------------------------------------------
          NET CASH USED IN FINANCING
             ACTIVITIES                                             -         (85,850)          (145,104)
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                               (13,096)        (33,751)            34,629
CASH AND CASH EQUIVALENTS, beginning of
    year                                                       20,110          53,861             19,232
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                       $  7,014        $ 20,110           $ 53,861
============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
                                                                 1996            1995               1994
------------------------------------------------------------------------------------------------------------
    Interest paid during the year                            $ 65,711        $ 67,537           $      -
============================================================================================================

                                                                  FAIRCOM INC.

                                                                    SCHEDULE I
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
-------------------------------------------------------------------------------

1.   INVESTMENTS IN    The financial statements account for the Company's investment
     SUBSIDIARIES      in its subsidiaries on the equity method of accounting and have been prepared for the purpose of presenting the financial
                       position and operating results of the Company as a separate entity. The Company has also prepared consolidated financial statements of the Company and its subsidiaries which represent the primary financial statements.




2.   NOTE RECEIVABLE   In connection with the Company's borrowing of $2,000,000 from
     FROM SUBSIDIARY   Price Communications Corporation ("Price") in 1986, the
                       Company advanced $2,000,000 to Flint in exchange for Flint's
                       14% exchangeable subordinated note ("Note"), which is due
                       January 31, 1997. The Note was pledged to Citicorp Venture
                       Capital, Ltd. ("CVC") in connection with CVC's guaranty of interest payments on the Price note. In connection with a
                       securities exchange agreement entered into in December 1994 by the Company and Flint with CVC, the pledge of the Note was cancelled and all rights and claims of CVC with respect to the
                       Note were extinguished. At December 31, 1996 and 1995, the principal balance of the Note was $1,243,000. As of January 31,
                       1997, the Note was exchanged for a new Flint 14% note to the
                       Company in the principal amount of $1,243,000 due February 1,
                       2000.



3.   MANAGEMENT FEES   The Company received $226,498, $354,328 and $335,000 from its subsidiaries for management and administrative services for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                                  FAIRCOM INC.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------


                                      BALANCE AT                  ADDITIONS                                            BALANCE AT
                                       BEGINNING                 CHARGED TO                                               END OF
                                         OF YEAR                    EXPENSE                 DEDUCTIONS *                   YEAR
----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL
    RECEIVABLES:
    YEARS ENDED DECEMBER 31,
                1996                     $20,000                    $42,449                   $42,449                    $20,000
==================================================================================================================================
                1995                     $20,000                    $16,428                   $16,428                    $20,000
==================================================================================================================================
                1994                     $20,000                    $22,997                   $22,997                    $20,000
==================================================================================================================================

(*)  REPRESENTS ACCOUNTS WRITTEN OFF AGAINST THE RESERVE.

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION


  *3.1                    CERTIFICATE OF INCORPORATION, AS AMENDED.

  *3.2                    BY-LAWS OF THE COMPANY.

  11.1                    COMPUTATION OF NET INCOME PER COMMON SHARE.

  *21                     SUBSIDIARIES OF THE REGISTRANT.

   27                     FINANCIAL DATA SCHEDULE.


--------------------

* PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S REGISTRATION OF SECURITIES ON FORM 10, DATED FEBRUARY 12, 1987, PURSUANT TO SECTION 12(G) OF THE SECURITIES
     EXCHANGE ACT OF 1934.