Form 10-Q
period 1997-03-31
FAIRCOM INC
filed 1997-05-15
CIK 810827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to .........................

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

                                Not Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No_____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1997:

Common Stock, par value $.01                                7,378,199
----------------------------                         ---------------------
    (Title of each class)                              (Number of Shares)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three months ended                            Three months ended
                                               March  31, 1997                                 March  31, 1996
                                               ---------------                              ---------------------
Gross broadcasting
        revenues                                  $1,030,277                                    $1,042,819
Less:   agency
        commissions                                 (126,097)                                     (106,866)
                                                  -----------                                  ------------
        Net broadcasting
           revenues                                  904,180                                       935,953
                                                  ----------                                  ------------

Programming and
        technical expenses                           293,856                                       289,111
Selling, general and
        administrative
        expenses                                     436,459                                       414,670
Depreciation and
        amortization                                  78,624                                        78,480
Corporate expenses                                   115,534                                        90,310
                                                  ----------                                 -------------
        Total operating expenses                     924,473                                       872,571
                                                  ----------                                  ------------
Income (loss) from operations                        (20,293)                                       63,382
Interest expense                                    (173,042)                                     (186,430)
Other income                                           1,584                                         3,275
                                                 -----------                                 -------------
Loss before taxes on income                         (191,751)                                     (119,773)
Taxes on income                                      (16,000)                                      (16,692)
                                                 ------------                                --------------
Net loss                                          $ (207,751)                                   $ (136,465)
                                                  ===========                                  ============
Primary net loss per common share                 $     (.03)                                   $     (.02)
                                                  ===========                                  ============
Weighted average shares
        outstanding-primary                        7,378,199                                     7,378,199
                                                  ==========                                   ===========

                                 FAIRCOM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 March  31,             December  31,
                                                                   1997                       1996
                                                             ---------------           -----------------
ASSETS
Current assets:
        Cash and cash equivalents                                 $95,869                   $123,221
        Accounts receivable, less allowance
           of $20,000 for possible losses in
           1997 and 1996                                          786,733                  1,169,772
        Prepaid expenses                                           60,461                     12,592
                                                              -----------                -----------
               Total current assets                               943,063                  1,305,585
                                                              -----------                -----------
Property and equipment, at cost                                 6,354,775                  6,344,519
        Less accumulated depreciation and
           amortization                                        (5,208,083)                (5,159,965)
                                                               -----------                -----------
               Property and equipment, net                      1,146,692                  1,184,554
                                                              -----------                -----------
Intangible assets, net of accumulated
        amortization of $529,464 in 1997 and
        $515,670 in 1996                                        1,613,973                  1,627,767
Other assets:
        Deferred financing costs                                  206,877                    167,222
        Escrow deposit for purchase of radio stations             400,000                          0
        Other                                                      37,575                     41,325
                                                              -----------                -----------
                                                                2,258,425                  1,836,314
                                                              -----------                -----------
                                                               $4,348,180                 $4,326,453
                                                              ===========                ===========
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
        Accounts payable                                          $68,158                    $76,853
        Accrued expenses and liabilities                          192,930                    199,054
        Taxes payable                                              21,468                     10,150
        Current portion of interest payable                       229,235                    226,417
        Current portion of long-term debt                         567,000                    552,000
        Current portion of obligations under
           capital leases                                               0                      3,547
        Secured note payable                                      400,000                          0
                                                              -----------                -----------
               Total current liabilities                        1,478,791                  1,068,021

Long-term debt, less current portion                            7,123,884                  7,276,884
Interest payable, less current portion                            330,704                    350,494
Deferred rental income                                             93,493                    101,995
Appraisal right liability                                       1,015,000                  1,015,000
                                                              -----------                -----------
               Total liabilities                               10,041,872                  9,812,394
                                                              -----------                -----------
Capital deficit:
        Common stock-$.01 par value, 35,000,000
          shares authorized; 7,378,199 shares
          issued and outstanding                                   73,782                     73,782
        Additional paid-in capital                              2,605,813                  2,605,813
        Deficit                                                (8,373,287)                (8,165,536)
                                                               -----------                -----------
               Total capital deficit                           (5,693,692)                (5,485,941)
                                                               -----------                -----------
                                                              $ 4,348,180                $ 4,326,453
                                                             ===========                ===========

                                 FAIRCOM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                              Three months ended
                                                      March 31, 1997             March 30, 1996
                                                     --------------             --------------
Cash flows from operating activities:
        Net loss                                       $ (207,751)                 $ (136,465)
                                                       -----------                 -----------
        Adjustments to reconcile net
           loss to net cash provided
           by (used in) operating activities:
             Depreciation and amortization                 78,625                      78,480
             Amortization of deferred
               rental income                               (8,502)                     (8,500)

           Increase (decrease) in cash flows
               from changes in operating assets
               and liabilities:
               Accounts receivable                        383,039                     218,154
               Prepaid expenses                           (47,869)                    (52,314)
                 Accounts payable                          (8,695)                     (5,488)
                  Accrued expenses and
                   liabilities                             (6,124)                       (240)
                  Taxes payable                            11,318                      (5,000)
                  Interest payable                        (16,972)                    (99,548)
                                                     -------------                ------------

                  Total adjustments                       384,820                     125,544
                                                     ------------                  ----------

           Net cash provided by (used in)
               operating activities                   $   177,069                  $  (10,921)
                                                      -----------                  -----------

                                 FAIRCOM INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                           Three months ended
                                                               March 31, 1997              March 31, 1996
                                                               --------------              --------------
Cash flows from investing activities:
        Capital expenditures                                     $   (10,256)               $       (600)
        Escrow deposit for purchase of radio stations               (400,000)                          0
                                                                 ------------               ------------

        Net cash used in
           investing activities                                     (410,256)                       (600)
                                                                 ------------               -------------

Cash flows from financing activities:
        Payments for deferred financing costs                        (52,618)                          0
        Principal payments on long-term
           debt                                                     (138,000)                   (124,248)
        Principal payments under capital
           lease obligations                                          (3,547)                     (4,497)
        Proceeds from secured note payable                           400,000                           0
                                                                  ----------                ------------


        Net cash provided by (used in)
           financing activities                                      205,835                    (128,745)
                                                                 -----------                -------------

Net decrease in cash and cash
           equivalents                                               (27,352)                   (140,266)

Cash and cash equivalents,
           beginning of period                                       123,221                     363,532
                                                                 -----------                ------------

Cash and cash equivalents,
           end of period                                         $    95,869                $    223,266
                                                                 ===========                ============

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

        It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 1996, as filed with the Commission.

     2. Net Loss Per Common Share

        Fully diluted net loss per common share is not presented because the effects of the assumed conversion of the Company's Subordinated Senior Convertible Note would be antidilutive.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net broadcasting revenues decreased 3.4% to $904,000 in the three months ended March 31, 1997 from $936,000 in the three months ended March 31, 1996. Net revenues decreased at the Company's Flint, Michigan radio stations primarily due to lower local advertising activity in the Flint radio market, offset in part by higher national advertising revenues.

         Operating expenses before depreciation, amortization and corporate expenses increased by 3.8% to $730,000 in the three months ended March 31, 1997 from $704,000 in the three months ended March 31, 1996. This increase resulted primarily from higher employee sales compensation and compensation paid on national sales.

         Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (operating cash flow) decreased 25.1% to $174,000 in the three months ended March 31, 1997 from $232,000 in the three months ended March 31, 1996. This decrease resulted from the decrease in net broadcasting revenues and the increase in operating expenses described above.

         Corporate expenses increased by 27.9% to $116,000 in the three months ended March 31, 1997 from $90,000 in the comparable period of 1996 as a result principally of higher employee compensation, travel expenses and professional fees in the 1997 period.

         Interest expense decreased by 7.2% to $173,000 in the three months ended March 31, 1997 from $186,000 in the comparable period in 1996. This decrease resulted from lower principal amounts of interest bearing debt outstanding and lower interest rates during the 1997 period.

         As a result principally of lower net broadcasting revenues and higher operating and corporate expenses, offset in part by lower interest expense, net loss increased to $208,000 in the three months ended March 31, 1997 from a net loss of $136,000 in the first quarter of 1996.

Liquidity and Capital Resources

         In the three months ended March 31, 1997, net cash provided by operating activities was $177,000 compared with $11,000 used in operating activities in the comparable 1996 period. Net decrease in cash and cash equivalents was $27,000 in 1997 compared with a net decrease of $140,000 in 1996.

         Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1997.

         Based upon current interest rates, the Company believes its interest expense for the balance of 1997 will be approximately $636,000. Scheduled debt principal payments are $414,000. Corporate expenses and capital expenditures for the remainder of 1997 are estimated to be approximately $270,000 and $47,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,367,000, from net cash provided by operations and current cash balances.

         In January 1997 a subsidiary of the Company borrowed $400,000 by increasing its existing senior secured debt to make an escrow deposit under a contract to acquire two radio stations. The loan matures January 1, 1998. The Company is negotiating the refinancing of all its existing indebtedness, increasing such indebtedness and obtaining additional equity capital in connection with such acquisition. No assurance can be given that the Company will successfully consummate any such financing.

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


Date:  May 13, 1997