Form 10-Q
period 1997-06-30
FAIRCOM INC
filed 1997-08-15
CIK 810827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                      OR

         [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .......................

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1997:

Common Stock, par value $.01                                    7,378,199
    (Title of each class)                                  (Number of Shares)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Six months ended                        Three months ended
                                                                 June 30,                                June 30,
                                                          ----------------------                   --------------------
                                                        1997                   1996               1997               1996
                                                        ----                   ----               ----               ----
Gross broadcasting
   revenues                                          $2,454,456             $2,407,877         $1,424,179         $1,365,058

Less:  agency commissions                              (296,197)              (265,110)          (170,100)          (158,244)
                                                    ------------            -----------        -----------        -----------
   Net broadcasting
       revenues                                       2,158,259              2,142,767          1,254,079          1,206,814
                                                     ----------             -----------        -----------        ----------

Programming and
   technical expenses                                   616,961                608,138            323,105            319,027

Selling, general and
   administrative expenses                              864,459                826,019            428,000            411,349

Depreciation and
   amortization                                         157,248                156,960             78,624             78,480
Corporate expenses                                      210,214                171,717             94,680             81,407
                                                   ------------            ------------       ------------         ---------
   Total operating expenses                           1,848,882              1,762,834            924,409            890,263
                                                     ----------             -----------        -----------         ---------

Income from operations                                  309,377                379,933            329,670            316,551

Interest expense                                       (350,275)              (353,901)          (177,233)          (167,471)
Other income                                              1,964                  4,757                380              1,482
                                                   -------------          -------------       ------------        ----------

Income (loss) before taxes on
   income                                               (38,934)                30,789            152,817            150,562

Taxes on income                                         (33,542)               (32,692)           (17,542)           (16,000)
                                                    ------------           ------------        -----------        -----------

Income (loss) before extraordinary items                (72,476)                (1,903)           135,275            134,562
                                                    ------------               --------          ---------           -------

Extraordinary gain from debt extinguishment             370,060                      -            370,060                  -
Extraordinary loss from debt extinguishment          (4,703,370)                     -         (4,703,370)                 -
                                                ----------------      -----------------   ----------------     -------------
Extraordinary items                                  (4,333,310)                     -         (4,333,310)                 -
                                                ----------------      -----------------   ----------------     -------------

Net income (loss)                                $   (4,405,786)          $     (1,903)      $ (4,198,035)         $ 134,562
                                                 ===============          =============      =============         =========

Primary income
   (loss) per share of
   common stock-assuming no dilution:
   Income (loss) before extraordinary items              $ (.01)                 $   -             $  .02             $  .02
   Extraordinary items                                     (.59)                     -               (.59)                 -
                                                        --------                 ------            -------           -------
   Primary net income (loss)
   per common share                                      $ (.60)                 $   -             $ (.57)            $  .02
                                                         =======                 ======            =======            ======

Weighted average shares
   outstanding-primary                                7,378,199              7,378,199          7,378,199          7,378,199
                                                      ==========             ==========         =========          =========

                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                     		  FAIRCOM INC.

		CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
			 	  (UNAUDITED)


                                                    Six months ended       Three months ended
                                                        June 30,                June 30,
                                                    ----------------       ------------------
	             			            1997        1996       1997          1996
                                                    ----        ----       ----          ----
Fully diluted income (loss) per common
  share-assuming full dilution:
  Income (loss) before extraordinary items                      $ --                    $ .01
  Extraordinary items                                             --                       --
                                                                ----                     ----
  Fully diluted net income (loss) per
    common share                                                $ --                    $ .01
                                                                ====                    =====
Weighted average shares
outstanding-fully diluted                                 16,459,701               16,459,701
                                                          ==========               ==========

                                 FAIRCOM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                June 30,                   December  31,
                                                                                  1997                          1996
                                                                               ----------                 -----------------

ASSETS
Current assets:
        Cash and cash equivalents                                           $     461,792                   $    123,221
        Accounts receivable, less allowance
           of $20,000 for possible losses in
           1997 and 1996                                                          933,666                      1,169,772
        Prepaid expenses                                                           71,836                         12,592
                                                                            --------------                   ------------

               Total current assets                                             1,467,294                       1,305,585
                                                                            --------------                   ------------

Property and equipment, at cost                                                 9,434,671                       6,344,519
        Less accumulated depreciation and
           amortization                                                        (5,256,200)                     (5,159,965)
                                                                            --------------                   -------------
               Property and equipment, net                                      4,178,471                       1,184,554
                                                                            --------------                   ------------

Intangible assets, net of accumulated
        amortization of $542,310 in 1997 and
        $515,670 in 1996                                                        6,185,127                       1,627,767
Other assets:
        Deferred financing costs                                                1,006,470                         167,222
        Other                                                                      33,825                          41,325
                                                                            --------------                   ------------
                                                                                7,225,422                       1,836,314
                                                                            --------------                   ------------

                                                                            $  12,871,187                    $  4,326,453
                                                                            ==============                   ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
        Accounts payable                                                     $     62,228                     $    76,853
        Accrued expenses and liabilities                                          110,158                         199,054
        Taxes payable                                                               5,537                          10,150
        Current portion of interest payable                                             -                         226,417
        Current portion of senior secured term notes                              206,217                         552,000
        Current portion of obligations under
           capital leases                                                               -                           3,547
                                                                            --------------                   ------------
               Total current liabilities                                          384,140                       1,068,021

Long-term debt, less current portion:
        Senior secured term notes                                              12,293,783                       6,595,254
        Convertible and exchangeable
             subordinated promissory notes                                     10,000,000                         681,630
Interest payable, less current portion                                                  -                         350,494
Deferred rental income                                                             84,991                         101,995
Appraisal right liability                                                               -                       1,015,000
                                                                            --------------                   ------------

               Total liabilities                                               22,762,914                       9,812,394
                                                                            --------------                   ------------

Capital deficit:
        Common stock-$.01 par value, 35,000,000
          shares authorized; 7,378,199 shares
          issued and outstanding                                                   73,782                          73,782
  Additional paid-in capital                                                    2,605,813                       2,605,813
  Deficit                                                                     (12,571,322)                     (8,165,536)
                                                                            --------------                   -------------
               Total capital deficit                                           (9,891,727)                     (5,485,941)
                                                                            --------------                   -------------
                                                                            $  12,871,187                    $  4,326,453
                                                                            ==============                   ============


                                 FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                             Six months ended
                                                             June 30, 1997                  June 30, 1996
                                                             -------------                  -------------

Cash flows from operating activities:
        Net loss                                              $(4,405,786)                    $  (1,903)
                                                              ------------                    ----------
        Adjustments to reconcile net
           loss to net cash provided
           by (used in) operating activities:
             Depreciation and amortization                        157,248                       156,960
             Amortization of deferred
               rental income                                      (17,004)                      (17,000)
             Extraordinary items                                4,333,310                              -
             Increase (decrease) in cash flows
               from changes in operating
               assets and liabilities:
               Accounts receivable                                236,106                       15,635
               Prepaid expenses                                   (59,244)                     (37,832)
               Accounts payable                                   (14,625)                      (3,925)
               Accrued expenses and
                  liabilities                                     (88,896)                      (4,441)
               Taxes payable                                       (4,613)                      (4,000)
               Interest payable                                  (206,851)                    (125,828)
                                                              ------------                    ---------

               Total adjustments                                4,335,431                      (20,431)
                                                              ------------                    ---------

               Net cash provided by (used in)
                  operating activities                        $   (70,355)                    $(22,334)
                                                              ------------                    ---------

                                 FAIRCOM INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)




                                                                                      Six months ended
                                                                          June 30, 1997         June 30, 1996
                                                                          -------------          -----------

Cash flows from investing activities:
        Acquisition of radio stations                                     $ (7,650,000)          $       -
        Capital expenditures                                                   (24,152)             (12,173)
                                                                          -------------          -----------
           Net cash used in
              investing activities                                          (7,674,152)             (12,173)
                                                                          -------------          -----------

Cash flows from financing activities:
        Payments for deferred financing costs                                 (866,121)                  -
        Principal payments on long-term debt                               (12,532,254)            (247,249)
        Payment of appraisal right liability                                (1,015,000)                  -
        Principal payments under capital
           lease obligations                                                    (3,547)              (9,147)
        Proceeds from long-term debt                                        22,500,000                   -
                                                                          -------------          -----------
           Net cash provided by (used in)
              financing activities                                           8,083,078             (256,396)
                                                                          -------------          -----------

Net increase (decrease) in cash and cash
           equivalents                                                         338,571             (290,903)

Cash and cash equivalents,
           beginning of period                                                 123,221              363,532
                                                                          -------------          ----------

Cash and cash equivalents,
           end of period                                                  $    461,792           $   72,629
                                                                          =============          ==========

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

                  2.       Net Loss Per Common Share

                           Fully diluted net loss per common share for the six
months and the three months ended June 30, 1997 is not presented because the effects of the assumed conversion of the Company's Convertible Subordinated Promissory Notes and the Company's Subordinated Senior Convertible Note would be antidilutive in those periods. The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from both the primary and fully diluted per share calculations.

                  3.       Acquisition of Radio Stations

                           As of June 30, 1997, the Company, through a
wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), acquired the assets and operations of two commercial radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio (the "Stations"), from Treasure Radio Associates L.P. ("Treasure Radio") and its principals. The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement, made as of May 20, 1997 (the "Agreement"), by and among the Company, Treasure Radio and Harrison M. Fuerst, a principal of Treasure Radio. Under the terms of the Agreement, Treasure Radio received aggregate consideration of $7,350,000 in cash. In addition, the Company paid $300,000 in cash to Mr. Fuerst in consideration of a five year non-compete agreement. The Stations were acquired using a portion of the funds, aggregating $22,500,000, provided by the financing activities of the Company described in Note 4 below.

                  4.       Related Additional Financing and Refinancing

                           As of June 30, 1997, the Company completed the sale
of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July

1, 2002 (the "Notes"). The Notes consist of Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000. The Class A Notes are convertible into 11,242,500 shares of the Company's common stock, $.01 par value (the "Common Stock"), and the Class B Notes into 7,769,500 shares of Common Stock. The aggregate 19,012,000 of such shares on full conversion of the Notes would represent 67.1% of the Company's outstanding Common Stock on a fully diluted and adjusted basis. The Notes bear interest at 7% per annum, compounded quarterly, payable at the maturity of the Notes. The Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from registration.

                           The proceeds from the sale of the Notes were used
(i) to purchase for $6,400,000 from Citicorp Venture Capital, Ltd. ("Citicorp") the Company's 8.65% Senior Convertible Note ("Convertible Note") in the principal amount of $181,630 due December 1, 2004 and the Company's 10% Senior Exchangeable Note ("Exchangeable Note") in the principal amount of $500,000 due December 1, 2004, representing all of Citicorp's interests in the Company, and (ii) to pay a portion of the purchase price for the acquisition of the Stations and the legal and other fees and expenses of such acquisition. The Convertible Note was convertible into 9,081,502 shares of Common Stock, which would have represented 52.5% of the Company's fully diluted outstanding Common Stock prior to the acquisition and the financing activities described in this report. The Exchangeable Note gave Citicorp the right to request, at any time after December 1, 1999, that $350,000 principal amount of such Note be exchanged for a payment equal to 19.99% of the appraised value, as defined, of the Company's subsidiary which owns and operates radio stations in Flint, Michigan.

                           The Company also refinanced its existing senior
secured term loan credit facility with AT&T Commercial Finance Corporation ("AT&T"). As part of the refinancing, the Company increased its outstanding debt to AT&T from $7,371,000 to $12,500,000. The additional borrowing was used for the acquisition of the Stations and related expenses. The term loan matures July 1, 2002 with optional renewal by the Company under certain circumstances for an additional five years. Interest on the term loan initially is at the rate of 4.50% over 90 day commercial paper rates.

                  5.       Extraordinary Gain and Loss from Debt Extinguishment

                           In connection with the AT&T refinancing, certain
related accrued interest was extinguished, resulting in an extraordinary gain of $370,060.

                           In connection with the purchase by the Company of
its $181,630 Convertible Note and its $500,000 Exchangeable Note for $6,400,000 from Citicorp, the Company's appraisal right liability of $1,015,000 was also extinguished, resulting in an extraordinary loss of $4,703,370 from such debt extinguishment.

                           The related current income tax effect of these
extraordinary items was not material.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                  The Company's net broadcasting revenues increased 0.7% to $2,158,000 in the six months ended June 30, 1997 from $2,143,000 in the six months ended June 30, 1996, and 3.9% to $1,254,000 in the three months ended June 30, 1997 from $1,207,000 in the three months ended June 30, 1996. Net revenues in the six months and three months ended June 30, 1997 as compared with the 1996 periods increased primarily due to higher national advertising activity in the Flint, Michigan radio market and resulting higher national advertising revenues at the Company's Flint radio stations, offset, in part, by lower local advertising revenues at the stations.

                  Operating expenses before depreciation, amortization and corporate expenses increased by 3.3% to $1,481,000 in the six months ended June 30, 1997 from $1,434,000 in the comparable 1996 period, and increased by 2.8% to $751,000 in the three months ended June 30, 1997 from $730,000 in the three months ended June 30, 1996.

                  Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (broadcast cash flow) decreased 4.5% to $677,000 in the six months ended June 30, 1997 from $709,000 in the comparable 1996 period, and increased 5.6% to $503,000 in the three months ended June 30, 1997 from $476,000 in the 1996 period. These decreases and increases resulted from the above-described net broadcasting revenue and operating expense increases in the 1997 periods compared with 1996.

                  Corporate expenses increased by 22.4% to $210,000 in the six months ended June 30, 1997 from $172,000 in the comparable 1996 period, primarily as a result of higher employee compensation, professional fees and travel expense in the 1997 period. A significant portion of such professional fees and travel expense in the 1997 period related to the Company's acquisition activities.

                  As a result principally of an extraordinary loss from debt extinguishment of $4,703,000, offset in part by an extraordinary gain from debt extinguishment of $370,000, net loss increased to $4,406,000 in the six months ended June 30, 1997 from net loss of $1,900 in the first six months of 1996, and to a net loss of $4,198,000 in the three months ended June 30, 1997 from net income of $135,000 in the comparable period of 1996.

Liquidity and Capital Resources

                  In the six months ended June 30, 1997, net cash used in operating activities was $70,000 compared with $22,000 used in operating activities in the comparable 1996 period. Net increase in cash and cash equivalents was $339,000 in 1997 compared with a net decrease of $291,000 in 1996.

                  Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase in the balance of 1997.

                  Based upon current interest rates, the Company believes its interest expense for the balance of 1997 will be approximately $520,000. Scheduled debt principal payments are $158,000. Corporate expenses and capital expenditures for the remainder of 1997 are estimated to be approximately $190,000 and $100,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $968,000, from net cash provided by operations and current cash balances.

                  The Company is currently negotiating with respect to additional radio station acquisitions. Such acquisitions would require additional debt and equity financing. In addition, the Company is engaged in discussions regarding various forms of combinations with other group broadcasters.

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

                                 FAIRCOM INC.
                                 (Registrant)



                                   /s/ Joel M. Fairman
                                  ---------------------------------

                                  Joel M. Fairman
                                  Chairman of the Board
                                  President and Treasurer
                                  (Principal Executive Officer
                                  and Chief Financial Officer)


Date:  August 12, 1997