Form 10-Q
period 1997-09-30
FAIRCOM INC
filed 1997-11-14
CIK 810827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                      OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ............

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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997:

Common Stock, par value $.01                             7,378,199
----------------------------                         ------------------
    (Title of each class)                            (Number of Shares)

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Nine months ended            Three months ended
                                                      September  30,                September 30
                                               --------------------------    --------------------------
                                                   1997           1996           1997          1996
                                                   ----           ----           ----          ----
Gross broadcasting
    revenues                                   $ 4,559,193    $ 3,798,007    $ 2,104,737    $ 1,390,130

Less:  agency commissions                         (495,587)      (435,100)      (199,390)      (169,990)
                                               -----------    -----------    -----------    -----------
    Net broadcasting
         revenues                                4,063,606      3,362,907      1,905,347      1,220,140
                                               -----------    -----------    -----------    -----------

Programming and
    technical expenses                           1,058,111        900,703        441,150        292,565

Selling, general and
    administrative expenses                      1,576,616      1,283,006        712,157        456,987

Depreciation and
    amortization                                   458,783        235,440        301,535         78,480
Corporate expenses                                 297,166        248,757         86,952         77,040
                                               -----------    -----------    -----------    -----------
    Total operating expenses                     3,390,676      2,667,906      1,541,794        905,072
                                               -----------    -----------    -----------    -----------

Income from operations                             672,930        695,001        363,553        315,068

Interest expense                                  (836,404)      (527,777)      (486,129)      (173,876)
Other income                                        16,609          5,197         14,645            440
                                               -----------    -----------    -----------    -----------

Income (loss) before provision for appraisal
    right and taxes on income                     (146,865)       172,421       (107,931)       141,632
Provision for appraisal right                         --          (55,000)          --          (55,000)
                                               -----------    -----------    -----------    -----------

Income (loss) before taxes on
    income                                        (146,865)       117,421       (107,931)        86,632

Taxes on income                                    (49,542)       (37,692)       (16,000)        (5,000)
                                               -----------    -----------    -----------    -----------

Income (loss) before extraordinary items          (196,407)        79,729       (123,931)        81,632
                                               -----------    -----------    -----------    -----------

Extraordinary gain from debt extinguishment        370,060           --             --             --
Extraordinary loss from debt extinguishment     (4,703,370)          --             --             --
                                               -----------    -----------    -----------    -----------
Extraordinary items                             (4,333,310)          --             --             --
                                               -----------    -----------    -----------    -----------

Net income (loss)                              $(4,529,717)   $    79,729    $  (123,931)   $    81,632
                                               ===========    ===========    ===========    ===========

Primary income
    (loss) per common share-assuming
    no dilution:
    Income (loss) before extraordinary items   $      (.02)   $       .01    $      (.02)   $       .01
    Extraordinary items                               (.59)          --             --             --
                                               -----------    -----------    -----------    -----------
    Primary net income (loss)
    per common share                           $      (.61)   $       .01    $      (.02)   $       .01
                                               ===========    ===========    ===========    ===========

Weighted average shares
    outstanding-primary                          7,378,199      7,378,199      7,378,199      7,378,199
                                               ===========    ===========    ===========    ===========

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  FAIRCOM INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

                                                      Nine months ended           Three months ended
                                                         September 30                September 30,
                                                     -------------------          ------------------
                                                     1997           1996          1997          1996
                                                     ----           ----          ----          ----
Fully diluted income per common
    share-assuming full dilution:
    Income before extraordinary items                                $ .01                        $ .01
    Extraordinary items                                                 --                           --
                                                                     -----                        -----
    Fully diluted net income per common share                        $ .01                        $ .01
                                                                     =====                        =====

Weighted average shares
    outstanding-fully diluted                                   16,459,701                   16,459,701
                                                                ==========                   ==========

                                  FAIRCOM INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              September 30,   December  31,
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Current assets:
        Cash and cash equivalents                             $    495,530    $    123,221
        Accounts receivable, less allowance
           of $20,000 for possible losses in
           1997 and 1996                                         1,238,116       1,169,772
        Prepaid expenses                                            86,805          12,592
                                                              ------------    ------------

               Total current assets                              1,820,451       1,305,585
                                                              ------------    ------------

Property and equipment, at cost                                  9,629,351       6,344,519
        Less accumulated depreciation and
           amortization                                         (5,400,590)     (5,159,965)
                                                              ------------    ------------
               Property and equipment, net                       4,228,761       1,184,554
                                                              ------------    ------------

Intangible assets, net of accumulated
        amortization of $634,189 in 1997 and
        $512,643 in 1996                                         5,937,878       1,627,767
Other assets:
        Deferred financing costs                                   964,531         167,222
        Escrow deposit for purchase of radio station               100,000            --
        Other                                                       30,075          41,325
                                                              ------------    ------------

                                                                 7,032,484       1,836,314
                                                              ------------    ------------

                                                              $ 13,081,696    $  4,326,453
                                                              ============    ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
        Accounts payable                                      $    112,262    $     76,853
        Accrued expenses and liabilities                           190,132         199,054
        Taxes payable                                                4,089          10,150
        Interest payable-secured note                              102,716            --
        Current portion of interest payable                           --           226,417
        Current portion of  senior secured term notes              400,004         552,000
        Current portion of obligations under capital leases           --             3,547
                                                              ------------    ------------
               Total current liabilities                           809,203       1,068,021
                                                              ------------    ------------

Long-term debt, less current portion:                                 --
        Senior secured term notes                               12,036,662       6,595,254
        Convertible and exchangeable
           subordinated promissory notes                        10,000,000         681,630
Interest payable, less current portion                                --           350,494
Interest payable-convertible notes                                 175,000            --
Deferred rental income                                              76,489         101,995
Appraisal right liability                                             --         1,015,000
                                                              ------------    ------------

               Total liabilities                                23,097,354       9,812,394
                                                              ------------    ------------

Capital deficit:
        Common stock-$.01 par value, 35,000,000
          shares authorized; 7,378,199 shares
          issued and outstanding                                    73,782          73,782
  Additional paid-in capital                                     2,605,813       2,605,813
  Deficit                                                      (12,695,253)     (8,165,536)
                                                              ------------    ------------
               Total capital deficit                           (10,015,658)     (5,485,941)
                                                              ------------    ------------
                                                              $ 13,081,696    $  4,326,453
                                                              ============    ============

                                  FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Nine months ended
                                                 Sept. 30, 1997  Sept. 30, 1996
                                                 --------------  --------------
Cash flows from operating activities:
        Net income (loss)                          $(4,529,717)   $    79,729
                                                   -----------    -----------
        Adjustments to reconcile net
           income (loss) to net cash
           provided by operating activities:
             Depreciation and amortization             458,783        235,440
             Amortization of deferred
               rental income                           (25,506)       (25,503)
             Provision for appraisal right                --           55,000
             Extraordinary items                     4,333,310           --
             Increase (decrease) in cash flows
               from changes in operating
               assets and liabilities:
               Accounts receivable                     (68,344)       (11,500)
               Prepaid expenses                        (74,213)       (39,356)
               Accounts payable                         35,409         34,029
               Accrued expenses and
                  liabilities                           (8,922)       (10,523)
               Taxes payable                            (6,061)       (15,000)
               Interest payable                         70,865       (148,008)
                                                   -----------    -----------

               Total adjustments                     4,715,321         74,579
                                                   -----------    -----------

               Net cash provided by
                 operating activities              $   185,604    $   154,308
                                                   -----------    -----------

                                  FAIRCOM INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)




                                                    Nine months ended
                                          September 30, 1997 September 30, 1996
                                          ------------------ ------------------
Cash flows from investing activities:
    Acquisition of radio stations            $ (7,650,000)     $       --
    Capital expenditures                          (69,832)          (25,226)
    Escrow deposit                               (100,000)             --
                                             ------------      ------------
         Net cash used in
            investing activities               (7,819,832)          (25,226)
                                             ------------      ------------
Cash flows from financing activities:
    Payments for deferred financing costs        (879,328)          (24,814)
    Principal payments on long-term debt      (12,595,588)         (370,249)
    Payment of appraisal right liability       (1,015,000)             --
    Principal payments under capital
         lease obligations                         (3,547)          (13,957)
    Proceeds from long-term debt               22,500,000              --
                                             ------------      ------------
         Net cash provided by (used in)
            financing activities                8,006,537          (409,020)
                                             ------------      ------------

Net increase (decrease) in cash and cash
         equivalents                              372,309          (279,938)

Cash and cash equivalents,
         beginning of period                      123,221           363,532
                                             ------------      ------------

Cash and cash equivalents,
         end of period                       $    495,530      $     83,594
                                             ============      ============

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

                  2.       Net Loss Per Common Share

                           Fully diluted net loss per common share for the
nine months and the three months ended September 30, 1997 is not presented because the effects of the assumed conversion of the Company's Convertible Subordinated Promissory Notes and the Company's Subordinated Senior Convertible Note would be antidilutive in those periods. The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from both the primary and fully diluted per share calculations.

                  3.       Acquisition of Radio Stations

                           As of June 30, 1997, the Company, through a
wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), acquired the assets and operations of two radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio (the "Mansfield Stations") for aggregate cash consideration of $7,650,000. The acquisition has been accounted for as a purchase, and accordingly the operating results of the Mansfield Stations have been included in the Consolidated Statements of Operations from the acquisition date.

                           The following are the Company's estimates of
selected pro forma unaudited consolidated results as if the Mansfield Stations had been acquired as of the beginning of the periods presented:

($000s except per share amounts)          9 months ended        3 months ended
                                        ------------------     ----------------
                                        9/30/97    9/30/96     9/30/97  9/30/96
                                        -------    -------     -------  -------
Net broadcasting
   revenues                             $5,216     $5,043     $1,905     $1,800

Less:  operating expenses before
  depreciation, amortization and
  corporate expenses                     3,310      3,240      1,153      1,108
                                       -------    -------    -------    -------

Broadcast cash flow                     $1,906     $1,803       $752       $692
                                       =======    =======    =======    =======

Net loss                               $(4,838)     $(626)     $(124)     $(233)
                                       =======    =======    =======    =======

Primary net loss per
   common share                          $(.66)     $(.08)     $(.02)     $(.03)
                                       =======    =======    =======    =======


                  4.  Proposed Acquisition of Radio Station

                  On September 25, 1997, Faircom Mansfield filed an application with the Federal Communications Commission ("FCC") to acquire the assets and operations of radio station WSWR-FM, Shelby, Ohio, for $1,125,000 in cash. Faircom Mansfield deposited $100,000 in escrow pursuant to the contract to acquire the Shelby station. Subject to FCC approval and the satisfaction of contractual conditions, a closing is anticipated in December 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                  The results of the Company's operations from period-to-period are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

                  The increase in the Company's net broadcasting revenues for the nine months and the three months ended September 30, 1997 resulted principally from the ownership and operation of the Mansfield Stations during both periods. Net broadcasting revenues increased to $4,064,000 from $3,363,000, or 20.8%, and to $1,905,000 from $1,220,000, or 56.2%, respectively, in such nine and three month periods in 1997 as compared with the corresponding 1996 periods.

                  Operating expenses before depreciation, amortization and corporate expenses also increased in the nine and three month periods ended September 30, 1997, primarily as a result of the acquisition of the Mansfield Stations. Such increases were to $2,635,000 from $2,184,000, or 20.7%, and to $1,153,000 from $750,000, or 53.9%, in the 1997 nine and three month periods, respectively, as compared with the 1996 periods.

                  Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses (broadcast cash flow) increased 21.2% to $1,429,000 in the nine months ended September 30, 1997 from $1,179,000 in the comparable 1996 period and 59.8% to $752,000 in the three months ended September 30, 1997 from $471,000 in the 1996 period. These increases resulted primarily from the acquisition of the Mansfield Stations as described above.

                  Depreciation and amortization and interest expense increased in the nine months and three month periods ended September 30, 1997, as compared with the 1996 periods, as a result of the addition of assets and debt incurred in connection with the acquisition of the Mansfield Stations.


Liquidity and Capital Resources

                  In the nine months ended September 30, 1997, net cash provided by operating activities was $186,000 compared with $154,000 provided by operating activities in the comparable 1996 period. Net increase in cash and cash equivalents was $372,000 in 1997 compared with a net decrease of $280,000 in 1996.

                  Based upon current interest rates, the Company believes its interest payments for the balance of 1997 will be approximately $318,000. Scheduled debt principal payments are $95,000. Corporate expenses and capital expenditures for the remainder of 1997 are estimated to be approximately $100,000 and $55,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $568,000, from net cash provided by operations and current cash balances.

                  The Company is currently negotiating with respect to additional radio station acquisitions. Such acquisitions would require additional debt and equity financing. In addition, the Company has engaged in discussions regarding various forms of combinations with other group broadcasters.

                  On October 22, 1997, the Company announced that it had signed a letter of intent to merge with Regent Communications, Inc., another group radio broadcaster. The Company expects to pay the fees and expenses of this transaction for which the Company is responsible from net cash provided by operations and current cash balances. The Company is unable to estimate, at present, the amount of such fees and expenses.

                          PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

         1. Report on Form 8-K filed July 14, 1997, reporting (a) the acquisition by Faircom Mansfield Inc. of the Mansfield Stations from Treasure Radio Associates L.P. and (b) the sale by the Company of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 and certain other transactions related thereto.

         2. Amended Report on Form 8-K/A filed July 15, 1997, amending certain share numbers contained in Item 5 of the Report on Form 8-K dated July 14, 1997.

         3. Amended Report on Form 8-K/A filed September 12, 1997, providing (a) the audited balance sheets of Treasure Radio Associates L.P. as of November 30, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for the years then ended,
         (b) the unaudited balance sheets of Treasure Radio Associates L.P. as of June 30, 1997 and 1996 and the related statements of income and cash flows for the six months ended May 31, 1997 and 1996 and (c) the unaudited pro forma consolidated statements of operations of the Company, which assume the acquisition of the assets of the Mansfield Stations took place on January 1, 1996, for the year ended December 31, 1996 and the six months ended June 30, 1997, and the notes thereto.

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


Date:  November 12, 1997