Form 10-Q/A
period 1997-09-30
FAIRCOM INC
filed 1998-02-18
CIK 810827

                                   FORM 10-Q/A

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
                                       =======    =======    =======    =======







              4.  Related Additional Financing and Refinancing

                  As of June 30, 1997, the Company completed the sale of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 (the "Notes"). The Notes consist of
Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000. The Class A Notes are convertible into 11,242,500 shares of the Company's common stock, $.01 par value (the "Common Stock"), and the Class B Notes into 7,769,500 shares of Common Stock. The aggregate 19,012,000 of such shares on full conversion of the Notes would represent 67.1% of the Company's outstanding Common Stock on a fully diluted and adjusted basis. The Notes bear interest at 7% per annum, compounded quarterly, payable at the maturity of the Notes. The Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from registration. The terms of the Securities Purchase Agreement applicable to the Class A and Class B Notes provide that if the Company does not, on or before January 1, 1998, consummate a merger of the Company with another corporation on terms acceptable to the holders of the Notes, then upon notice from such holders, the Company shall take all action necessary to liquidate the Company and each of its subsidiaries on terms and conditions acceptable to such holders, such approval not to be unreasonably withheld.
Any such liquidation shall provide for the payment in full of all senior debt.

                  The proceeds from the sale of the Notes were used (i) to purchase for $6,400,000 from Citicorp Venture Capital, Ltd. ("Citicorp") the Company's 8.65% Senior Convertible Note ("Convertible Note") in the principal amount of $181,630 due December 1, 2004 and the Company's 10% Senior Exchangeable Note ("Exchangeable Note") in the principal amount of $500,000 due December 1, 2004, representing all of Citicorp's interests in the Company, and (ii) to pay a portion of the purchase price for the acquisition of the Mansfield Stations and the legal and other fees and expenses of such acquisition. The Convertible Note was convertible into 9,081,502 shares of Common Stock, which would have represented 52.5% of the Company's fully diluted outstanding Common Stock prior to the acquisition and the financing activities described in this report. The Exchangeable Note gave Citicorp the right to request, at any time afer December 1, 1999, that $350,000 principal amount of such Note be exchanged for a payment equal to 19.99% of the appraised value, as defined, of the Company's subsidiary which owns and operates radio stations in Flint, Michigan.

                  The Company also refinanced its existing senior secured term loan credit facility with AT&T Commercial Finance Corporation ("AT&T"). As part of the refinancing, the Company increased its outstanding debt to AT&T from $7,371,000 to $12,500,000. The additional borrowing was used for the acquisition of the Mansfield Stations and related expenses. The term loan matures July 1, 2002 with optional renewal by the Company under certain circumstances for an additional five years. Interest on the term loan initially is at the rate of 4.50% over 90 day commercial paper rates.

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





              6.  Proposed Acquisition of Radio Station

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

                  As a result principally of an extraordinary loss from debt extinguishment of $4,703,000, offset in part by an extraordinary gain from debt extinguishment of $370,000, net loss was $4,530,000 for the nine months ended September 30, 1997 compared to net income of $80,000 in the first nine months of 1996.

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

                  The terms of the Securities Purchase Agreement applicable to the Class A and Class B Notes provide that if the Company does not, on or before January 1, 1998, consummate a merger of the Company with another corporation on terms acceptable to the holders of the Notes, then upon notice from such holders, the Company shall take all action necessary to liquidate the Company and each of its subsidiaries on terms and conditions acceptable to such holders, such approval not to be unreasonably withheld. Any such liquidation shall provide for the payment in full of all senior debt.

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

         27       Financial Data Schedule*

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

         -----------
         * previously filed.

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


Date:  February 17, 1998