Form 10-K
period 1997-12-31
FAIRCOM INC
filed 1998-03-30
CIK 810827

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         (MARK ONE)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1997

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ..........to..............

         Commission file number 0-15392

                                 FAIRCOM INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                   87-0394057
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

333 Glen Head Road, Old Brookville, N.Y.               11545
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

                                     NONE
                                --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         As of March 20, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $5,294,000.
         The number of outstanding shares of Common Stock as of March 20, 1998 was 7,378,199.

                                    PART I

ITEM 1.           BUSINESS

The Company

                  Faircom Inc., a Delaware corporation ("Faircom" or the "Company"), owns and operates six radio stations, WFNT(AM) and WCRZ(FM) in Flint, Michigan; WWBN(FM) in Tuscola, Michigan, a community north of Flint; WMAN(AM) and WYHT(FM) in Mansfield, Ohio, and WSWR(FM) in Shelby, Ohio adjoining Mansfield.

                  Faircom was founded by Joel M. Fairman in April 1984 and began operations with the objective of acquiring broadcasting properties at prices considered attractive by Faircom, financing them on terms satisfactory to Faircom, managing them in accordance with Faircom's operating strategy and building a broadcasting group. Faircom has sought to acquire radio properties which have a history of growing revenues and broadcast cash flow, have capable operating management and are in communities with good growth prospects or which have attractive competitive environments. Faircom focuses its acquisition efforts on medium and smaller radio markets, particularly where there may be an opportunity to achieve a significant cluster of stations in the market or to add additional stations in surrounding communities. Faircom has not purchased, and does not foresee purchasing in the near future, properties with negative cash flows, or so-called "under-performing" or "turnaround" properties, unless they complement or can be combined with the operations of positive cash flow properties in a market or regional cluster. Faircom's strategy is to have at least $1,000,000 in broadcast cash flow and be among the top three operators in each of its markets.

                  In June 1997, Faircom, through its wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), purchased substantially all of the assets of WMAN(AM) and WYHT(FM) for total cash consideration of $7,650,000. Faircom also negotiated the refinancing of all its existing indebtedness, increased such indebtedness and obtained additional equity capital in connection with the acquisition.

                  In January 1998, Faircom purchased substantially all of the assets and operations of radio station WSWR(FM) in Shelby, Ohio for $1,125,000 in cash. The acquisition was financed with internal funds and a loan to Faircom of $1,100,000 from Blue Chip Capital Fund II Limited. This loan is expected to be refinanced from term loans to Regent Communications Inc. ("Regent") at the closing of the pending merger of Faircom and Regent discussed below. The loan is in the form of a subordinated note, matures on the first to occur of April 1, 1999 or the closing of the merger and bears accrued interest at 14% per annum, payable at maturity.

                  Faircom continuously reviews radio properties for possible acquisition, and several acquisitions are currently being actively pursued. No assurance can be given that Faircom will successfully consummate any of such acquisitions.

                  Faircom's executive offices are located at 333 Glen Head Road, Suite 220, Old Brookville, New York 11545 and its telephone number is
(516) 676-2644. All of Faircom's properties are owned and operated through subsidiary corporations and references to the term "Faircom" or the "Company" herein include such subsidiaries unless the context requires otherwise.

Pending Merger

                  On December 5, 1997, Faircom signed an agreement to merge with Regent Communications, Inc. ("Regent"), another group radio broadcaster. Under the terms of the agreement, Faircom will merge with and into a subsidiary of Regent. The shareholders of Faircom will receive shares of Regent Series C Convertible Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

                  The Series C Preferred Stock has full voting rights, provides for annual cumulative dividends of 7%, and is convertible on a one-for-one basis (subject to adjustment in certain events) into the common stock, $.01 par value per share, of Regent. The Series C Preferred Stock is subject to mandatory conversion under certain circumstances. In the event of a liquidation of Regent, the Series C Preferred Stock has a preference in the amount of its stated value of $5.00 per share, together with accrued and unpaid dividends.

                  In the merger, the outstanding shares of Faircom Common Stock will be exchanged for fully paid and nonassessable shares of Series C Preferred Stock, and each outstanding Faircom option will be converted into a Regent option entitling the holder to acquire, on equivalent terms, the same number of shares of Series C Preferred Stock as the holder would have been entitled to receive in the merger if such Faircom option had been exercised in full prior to the date of the merger. The number of shares of Series C Preferred Stock to be issued in the merger and issuable pursuant to Regent options to be received in exchange for Faircom options in the merger will be based upon an aggregate liquidation preference amount of $33,162,000, adjusted by the amount of Faircom's net working capital and decreased by its senior debt and by one-half of the prepayment premium on such senior debt to be paid at the closing of the merger, all as computed as of the last day of the month immediately preceding the closing date of the merger.

                  Faircom anticipates a closing of the merger in the second quarter of 1998. The closing of the merger is subject to the effectiveness of a registration statement and delivery of a related proxy statement to Faircom's stockholders, satisfaction of the conditions of the merger agreement and the approval of Faircom's stockholders.

Operating Strategy

                  Faircom's strategy has been to purchase radio properties that exhibit growing revenues and broadcast cash flow, and have experienced, in-place operating personnel. After acquiring a radio station, Faircom reviews the station's operations and attempts to realize economies associated with ownership of multiple stations by centralizing such functions as accounting and other administrative activities. A minimal staff is maintained at the corporate level reflecting Faircom's strategy of minimizing corporate expenses while giving considerable autonomy to its station managers.

                  Faircom relies on experienced station managers who are given the authority for decision making at the station level, subject to guidance by Faircom's management. Faircom's station managers are partially compensated on the basis of their ability to meet or exceed budgeted operating results. Consequently, operating personnel can benefit by meeting the revenue and expense objectives of Faircom.

                  Each station targets specific demographic groups based upon advertiser demand, the format of the station and the competition in the market. Through program selection, promotion, advertising and the use of selected on-air personnel, each station attempts to attract a target audience that it believes is attractive to advertisers. Faircom retains consultants to assist its programming personnel by evaluating and suggesting improvements for programming. Faircom also conducts research through outside consultants to evaluate and improve its programming and also uses its own personnel for such research.

The Radio Broadcasting Industry

                  At December 31, 1997, there were 4,762 commercial AM and 5,542 commercial FM stations authorized and operating in the United States. An increasing number of persons listen to FM radio because of clearer sound characteristics and stereo transmission. In the spring of 1997, FM listenership was about 78% of total radio audience.

                  Operations

                  Radio station revenue is derived predominantly from local and regional advertising and to a lesser extent from national advertising. Network compensation also provides some revenue. For example, in 1997, approximately 77% of Faircom's consolidated station advertising revenues were from local and regional sales, 22% from national sales and about 1% from network or syndication compensation. Local and regional sales generally are made by a station's sales staff. National sales generally are made by "national rep" firms, specializing in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Local and regional sales are made primarily to businesses in the market covered by a station's broadcast signal and to some extent to businesses in contiguous or nearby markets. Such businesses include auto dealers, soft drink, beer and wine distributors, fast food outlets and financial institutions. National sales are made to larger, nationwide advertisers, such as soft drink producers, automobile manufacturers and airlines. Most advertising contracts are short-term, generally running only for a few weeks. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups which advertisers wish to reach and on the number of stations competing in the market area. Rating service surveys quantify the number of listeners tuned to the station at various times. Rates are generally highest during morning and evening drive-time hours. Faircom's stations' advertising sales are made by their sales staffs under the direction of a general manager or sales managers. Television, billboard, newspaper and direct mail advertising, as well as special events and promotions, can be used to supplement direct contact by the sales staff in developing advertising clients.

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

                  The radio industry is continually faced with technological changes and innovations, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions, governmental restrictions and actions of federal regulatory bodies, including the FCC, any of which could have a material effect on Faircom's business. However, broadcasting stations have generally enjoyed growth in listeners and value within the past several decades. Population increases and greater availability of radios, particularly car and portable radios, have contributed to this growth.

                  Competition

                  The radio broadcasting industry is a highly competitive business. Faircom's radio broadcasting stations compete for audience share and revenue directly with the other AM and FM radio stations in their respective market areas, as well as with other advertising media such as newspapers, television, magazines, outdoor advertising, transit advertising and mail marketing. Competition within the radio broadcasting industry occurs primarily in the individual market areas so that a station in one market does not generally compete with stations in other market areas. In addition to management experience, factors which are material to competitive position include the station's ratings in its market, rates charged for advertising time, broadcast signal coverage, assigned frequency, audience characteristics, the ability to create and execute promotional campaigns for clients and for the station, local program acceptance and the number and characteristics of other stations in the market area. Faircom attempts to improve its competitive position by reviewing programming and the programming of competitors, upgrading technical facilities where appropriate, attempting to expand sales to existing advertising clients and developing new client relationships, and by promotional campaigns aimed at the demographic groups targeted by its stations.

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

                  The FCC recently has allocated spectrum to a new technology, digital audio broadcasting ("DAB"), to deliver satellite-based audio programming to a national or regional audience and has adopted regulations for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. Another form of DAB, known as In-Band On Channel ("IBOC"), could provide DAB in the present FM radio band. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, three applications have been granted by the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting. Implementation of DAB or IBOC would provide an additional audio programming service that could compete with Faircom's radio stations for listeners, but the effect upon Faircom cannot be predicted. Implementation of DAB or IBOC would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon the Company cannot be predicted.

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

                  The rules also generally prohibit the acquisition of ownership in, or control of, a television station and either an AM or a FM radio station serving the same market. Such so-called "cross-ownership" prohibition is subject to waiver for stations in the 25 largest television markets under certain conditions. There are also prohibitions relating to ownership in or control of a daily newspaper and a broadcast station in the same market and limitations on the extent to which aliens may own an interest in broadcast stations.

                  Over the past five years, broadcasters such as Faircom have entered into what have commonly been referred to as "Local Market Agreements," or "LMAs." While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

                  In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically revised its so-called "cross- interest" policy to make that policy inapplicable to time brokerage arrangements. Under the cross-interest policy, the FCC may prohibit one party from acquiring certain economic interests in two broadcast stations in the same market. Furthermore, the staff of the FCC's Mass Media Bureau has, over the past five years, held that LMAs are not contrary to the Communications Act provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over operations of its broadcast station and assures compliance with applicable FCC rules and policies. However, LMAs in which one station programs more than 15% of the weekly broadcast time of another local radio station are prohibited under FCC rules if the programming station could not own the programmed station under the FCC's so-called "multiple ownership" rules.

                  On February 8, 1996, the President signed into law the Telecommunications Act of 1996. This legislation (a) permits foreign nationals to serve as officers and directors of broadcast licensees and their parent companies, (b) directs the FCC to eliminate its national ownership limits on radio station ownership, (c) requires the FCC to relax its numerical restrictions on local radio ownership, (d) extends the FCC's radio and television cross ownership waiver policy to the top 50 markets, (e) extends the license renewal period for radio and television stations to eight years and (f) affords renewal applicants significant new projections from competing applications for their broadcast licenses.

                  The Telecommunications Act's provisions regarding local radio ownership limits create a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a license may own up to eight stations, no more than five of which can be in a single radio service (i.e. no more than five AM or five FM). In radio markets with 30 to 44 commercial radio stations, a license may own up to seven stations, no more than four of which are in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which are in a single radio service. Finally, with respect to radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which are in the same service; provided that the licensee may not own more than one half of the radio stations in the market.

                  The Telecommunications Act affords renewal applicants additional protection from renewal challenges by (a) changing the standard for grant of license renewal and (b) precluding the FCC from considering the relative merits of a competing applicant in connection with making its determination on a licensee's renewal application. The new standard for license renewal is that a station's license will be renewed if (x) the station has served the public interest, convenience and necessity, (y) there have been no serious violations of the Communications Act or FCC rules by the licensee and (z) there have been no other violations of the Communications Act or FCC rules which, taken together, would establish a pattern of abuse by the licensee.

                  The Communications Act limits the ownership of broadcast licenses by "aliens." Faircom's voting securities contain a legend which states that the securities are subject to certain restrictions on transfer to "aliens" (as defined in the Communications Act) as set forth in the By-laws of Faircom. Faircom's By-laws provide that shares of voting securities held by aliens which cause Faircom to be in violation of any provisions of the Communications Act shall not be entitled to vote, to receive dividends or have any other rights, and the holders of such securities will be required to transfer them to Faircom or another person whose ownership of such shares would not be in violation of the Communications Act.

                  The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, the Telecommunications Act or the regulations or policies of the FCC thereunder. Reference is made to such Acts, regulations, and policies for further information.

Licenses

                  Faircom's license for its Tuscola station, WWBN(FM), was to expire October 1, 1996, and was renewed for a term through October 1, 2003. Pursuant to regulations adopted by the FCC in January 1997, as provided by the Telecom Act, the license renewal term was extended to October 1, 2004, a period of eight years. Faircom's licenses for its Flint stations, WCRZ(FM) and WFNT(AM), also were to expire on October 1, 1996. Timely license renewal applications for the stations were filed, and, as part of the FCC's review process, the Equal Employment Opportunity ("EEO") Branch of the FCC's Mass Media Bureau requested additional written information regarding Faircom's EEO recruitment efforts at these stations. Such additional information was furnished, and on September 30, 1997, the FCC released a Memorandum Opinion and Order and Notice of Apparent Liability. The Opinion found that there was no evidence that the licensee engaged in employment discrimination, but that the overall EEO recruitment effort was deficient because the licensee failed to recruit actively for some of its vacancies and to engage in meaningful self-assessment of its EEO program. The Order granted renewal of the stations' licenses for a term expiring October 1, 2004, subject to an admonishment and reporting requirements with respect to EEO recruitment performance for the 12 month periods ending June 1, 1998, 1999 and 2000. A Notice of Apparent Liability was issued in the amount of $11,000. The management of Faircom and its FCC counsel believe that the factual assumptions on which the FCC Opinion, Order and Notice are based are incorrect, and incomplete. On October 30, 1997, Faircom filed with the FCC a Petition for Reconsideration in this matter, Faircom and its FCC counsel are unable to predict the ultimate outcome of this matter, but, in the opinion of both, a rejection a Faircom's Petition would not have a material adverse effect on Faircom. The licenses of WMAN(AM) and WYHT(FM) in Mansfield, Ohio, and WSWR(FM), in Shelby, Ohio, were renewed October 1, 1996 and expire October 1, 2004.

Employees

                  At the corporate level, Faircom employs its President and Treasurer, Joel M. Fairman, and John E. Risher, its Senior Vice President, who also utilize the services of consultants, a bookkeeping service and Faircom's attorneys. Faircom's President and Senior Vice President assist the general managers of Faircom's stations in developing strategies to increase the profitability of Faircom's broadcasting properties and in the operation of the stations. Faircom plans to continue its present policy of utilizing only a small number of persons at the corporate level. Each market in which Faircom owns and operates radio stations has its own complement of employees, including a general manager, a sales manager, a business manager, advertising sales staff, on-air personalities and engineering and operating personnel. In the aggregate, Faircom's subsidiaries employ 64 people on a full-time basis and 32 people on a part-time basis.

                  Faircom has never experienced a strike or work stoppage and believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

                  Faircom leases approximately 780 square feet of office space for its corporate offices in Old Brookville, New York. The lease expires February 28, 2001. Annual rent is currently $22,200.

                  The Flint stations occupy studio and office space in a building of approximately 6,000 square feet located on 10 acres in southeastern Flint, Michigan. The AM towers and antennas are also located on this land. An FM tower, antenna and transmitter building and equipment are located on 19 acres of land located nearby. The land, buildings, towers, antennas and equipment are owned by a subsidiary of Faircom.

                  The Tuscola station occupies studio and office space in leased premises in Frankenmuth, Michigan, at an annual rental of $1,800 under a lease that expires in September 1998. The station's tower, antenna and transmitter building and equipment are owned by a subsidiary of Faircom. Those facilities are located on leased land in Millington, Michigan. The lease expires in June 2002 and has renewal options through June 2042. Current rental is $2,112 annually.

                  The Mansfield stations occupy studio and office space in a building of approximately 6,600 square feet located on six acres in Mansfield, Ohio. An auxiliary AM tower is located at this site. An adjoining property of approximately 10 acres is the site of a building of approximately 6,000 square feet that contains AM and FM transmitters and equipment and storage space. The AM and FM towers and antenna are located on this property. The land, buildings, towers, antennas and equipment are owned by a subsidiary of Faircom.

                  All operations of WSWR(FM) in Shelby have been moved to the Mansfield studio and office space. The tower, antenna and transmitter building and equipment of WSWR(FM) are located on approximately one-half acre in Plymouth Township, Ohio, northeast of Shelby. The tower site is leased through September 2002 at a current rental of $1,200 annually, with four five-year term renewal options, each at a 10% increase in annual rent over the prior term. WSWR(FM) also leases approximately 1,000 square feet for office, sales, and broadcast use in Willard, Ohio. The lease is at a current annual rental of $3,600 and expires in August 2002. The lease contains an option to renew for an additional five-year term at an annual rental of $4,200.

                  Faircom owns substantially all of its studio and general office equipment. Faircom believes that its properties are in good condition and are adequate for its operations, although opportunities to upgrade facilities are constantly reviewed.

                  All the tangible and intangible property of the Company's subsidiaries is pledged as security for senior debt of the subsidiaries. See Notes 3 and 5 to the Company's 1997 Consolidated Financial Statements for a description of encumbrances against the Company's properties and the Company's rental obligations.


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

                                    PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

Market For Common Stock

                  The Company's common stock is quoted on the OTC Bulletin Board under the symbol "FXCM" and is traded on the over-the-counter market.

                  The following table reflects the reported high and low bid quotations for Faircom Common Stock on the OTC Bulletin Board for each quarter during 1996 and 1997. Such quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

         Fiscal Year                                           High      Low

         1996
                  First Quarter.......................         $.25      $.13
                  Second Quarter......................         $.25      $.13
                  Third Quarter.......................         $.25      $.13
                  Fourth Quarter......................         $.19      $.13

         1997
                  First Quarter.......................         $.22      $.13
                  Second Quarter......................         $.28      $.22
                  Third Quarter.......................         $.63      $.28
                  Fourth Quarter......................         $.94      $.56

                  On March 20, 1998, the bid and asked prices of the Company's Common Stock on the OTC Bulletin Board were $.81 and $.94, respectively. There were 329 holders of record of the Company's Common Stock on March 20, 1998.


Dividend Policy

                  The Company has never paid dividends on its Common Stock. It is the Company's current policy to retain future earnings for the capital requirements of its business. The Company and its subsidiaries are subject to certain restrictions under existing agreements with their lenders which limit dividends on their Common Stock. See Note 3 to the Company's 1997 Consolidated Financial Statements.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                            Year Ended December 31,

                                                   1997              1996              1995              1994                1993
                                                   ----              ----              ----              ----                ----

OPERATING RESULTS:

Net Broadcasting Revenues                     $  5,993,291       $ 4,873,954       $ 5,113,582       $ 4,983,513       $  5,015,265

Income from Operations                           1,015,144         1,222,829         1,511,481         1,470,355            854,514

Income (Loss)
   Before Extraordinary
   Items                                          (362,537)          278,840           244,816           992,079           (796,843)

Extraordinary Items                             (4,333,310)                                              787,201          3,216,605

Net Income (Loss)                               (4,695,847)          278,840           244,816         1,779,280          2,419,762

Basic Income (Loss)
   Per Common Share:

  Income (Loss)
   Before Extraordinary
   Items                                              (.05)              .04               .03               .13               (.11)

  Extraordinary Items                                 (.59)                                                  .11                .44

  Basic Net Income (Loss)
   Per Common Share                                   (.64)              .04               .03               .24                .33

Diluted Income (Loss)
   Per Common Share:

  Income (Loss)
   Before Extraordinary
   Items                                              (.05)              .02               .02               .06               (.11)

  Extraordinary Items                                 (.59)                                                  .05                .44

  Diluted Net Income (Loss)
   Per Common share                                   (.64)              .02               .02               .11                .33

BALANCE SHEET DATA
AT YEAR END:

Total Current Assets                             1,919,232         1,305,585         1,311,916         1,246,104          1,771,069

Total Current Liabilities                          859,631         1,068,021         1,037,239         1,150,537          2,771,126

Total Assets                                    13,010,554         4,326,453         4,546,508         4,488,913          4,515,236

Long-Term Debt and
   Obligations Under
   Capital Leases                               21,911,661         7,276,884         7,828,883         8,367,345          6,010,018

Redeemable Preferred Stock
   of Subsidiaries at
   Liquidation Value                                                                                                      1,968,544

Total Capital Deficit                          (10,181,788)       (5,485,941)       (5,764,781)       (6,009,597)       (11,624,571)


 The Company has not declared or paid Common Stock cash dividends since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  Year ended December 31, 1997 compared to year ended December 31, 1996

                  The results of the Company's operations for the year ended December 31, 1997 compared to the year ended December 31, 1996 are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

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

                  The increase in the Company's net broadcasting revenues in 1997 as compared with 1996 resulted principally from the ownership and operation of the Mansfield Stations during 1997. Net broadcasting revenues increased to $5,993,000 from $4,874,000, or 23.0%, in 1997 as compared with 1996.

                  Programming and technical expenses and selling, general and administrative expenses increased in 1997 as compared with 1996, principally as a result of the acquisition of the Mansfield Stations. Such increases were to $1,591,000 from $1,218,000, or 30.6%, and to $2,270,000 from $1,775,000, or
27.9%, respectively.

                  Operating expenses before depreciation, amortization and corporate expenses also increased in 1997 as compared with 1996, primarily as a result of the acquisition of the Mansfield Stations. Such increase was to $3,860,000 from $2,993,000, or 29.0%, in 1997 as compared with 1996.

                  Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") increased 13.4% to $2,133,000 in 1997 from $1,881,000 in 1996. This increase resulted from the acquisition of the Mansfield Stations as described above, offset in part by lower broadcast cash flow from the Company's radio stations in Flint, Michigan.

                  Depreciation and amortization and interest expense increased in 1997 as compared with 1996 as a result of the addition of assets and debt incurred in connection with the acquisition of the Mansfield Stations.

                  Taxes on income for both 1997 and 1996 related principally to state income taxes. There were no current federal income taxes in 1997, as a result of a taxable loss. Current federal income taxes in 1996 were offset in full by the utilization of net operating loss carryforwards. The Company has provided valuation allowances equal to its deferred tax assets because of uncertainty as to their future utilization. The deferred tax assets relate principally to net operating loss carryforwards. Although the Company was marginally profitable in 1994 through 1996, the loss in 1997 along with substantial historical losses caused management to conclude that it was still premature to reduce the valuation allowance.

                  As a result principally of an extraordinary loss from debt extinguishment of $4,703,000, offset in part by an extraordinary gain from debt extinguishment of $370,000, net loss was $4,696,000 for 1997 compared to net income of $279,000 in 1996.

                  Year ended December 31, 1996 compared to year ended December 31, 1995

                  The Company's net broadcasting revenues decreased 4.7% in 1996 compared to 1995 (to $4,874,000 from $5,114,000), primarily due to lower regional and national advertising activity in the Flint, Michigan radio market and resulting lower regional and national advertising revenues in the Company's Flint radio stations.

                  Programming and technical expenses decreased by 0.9% in 1996 compared to 1995 (to $1,218,000 from $1,229,000) and selling, general and administrative expenses increased by 3.4% (to $1,775,000 from $1,717,000).

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

                  Interest expense decreased by 26.9% in 1996 from 1995 (to $914,000 from $1,249,000) due to lower principal amounts of interest bearing debt outstanding, lower interest rates during 1996 and a lower provision for appraisal rights.

                  Taxes on income for both 1996 and 1995 related principally to state income taxes. Current federal income taxes in 1996 and 1995 and a portion of state income taxes in 1995 were offset by the utilization of net operating loss carryforwards. The Company has provided valuation allowances equal to its deferred tax assets because of uncertainty as to their future utilization. The deferred tax assets relate principally to net operating loss carryforwards. Although the Company was marginally profitable in 1994 through 1996, substantial historical losses caused management to conclude that it was still premature to reduce the valuation allowance.

                  As a result principally of lower provision for appraisal rights and interest expense in 1996 compared with 1995, offset by lower income from operations, net income increased to $279,000 in 1996 from $245,000.

Liquidity and Capital Resources

                  In 1997, net cash provided by operating activities was $418,000 compared with $379,000 provided by operating activities in 1996. Net increase in cash and cash equivalents was $412,000 in 1997 compared with a net decrease of $240,000 in 1996.

                  In January 1998, Faircom Mansfield purchased substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio for $1,125,000 in cash. The acquisition was financed with internal funds and a loan to the Company of $1,100,000. The loan is in the form of a subordinated note, matures on the first to occur of April 1, 1999 or the closing of the merger with Regent Communications, Inc. ("Regent"), discussed below, and bears accrued interest at 14% per annum, payable at maturity.

                  Based upon current interest rates, and assuming the merger with Regent is not consummated, the Company believes its interest payments for 1998 will be approximately $1,213,000. Scheduled debt principal payments are $430,000. Corporate expenses and capital expenditures for 1997 are estimated to be approximately $410,000 and $200,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $2,253,000, from net cash provided by operations and current cash balances. For the years 1999 through 2001, currently scheduled debt principal payments average $685,000 yearly. Interest payments, corporate expenses and capital expenditures are expected to be approximately the same as projected for 1998, adjusted for inflation. The Company expects to be able to meet such cash requirements from net cash provided by operations and cash balances. The Company believes its $1,100,000 loan maturing April 1, 1999, and the balance of its long-term debt in the amount of $19,858,000, maturing July 1, 2002, will be refinanced at their respective maturity dates either from its current lenders or from other sources, if still outstanding.

                  The terms of the Securities Purchase Agreement applicable to the Company's Convertible Subordinated Promissory Class A and Class B Notes (the "Notes"), as amended, provide that if the Company does not, on or before April 1, 1999, consummate a merger of the Company with another corporation on terms acceptable to the holders of the Notes, then upon notice from such holders, the Company shall take all action necessary to liquidate the Company and each of its subsidiaries on terms and conditions acceptable to such holders, such approval not to be unreasonably withheld. As indicated below, the Company expects to complete a merger with Regent in the second quarter of 1998. If, however, such merger should not occur, the Company believes there are a number of alternatives available to it which would be acceptable to the holders of the Notes.

                  On December 5, 1997, the Company announced that it had signed an agreement to merge with Regent, another group radio broadcaster. The Company anticipates a closing of the merger in the second quarter of 1998. The closing of the merger is subject to the effectiveness of a registration statement and delivery of a related proxy statement to the Company's stockholders, satisfaction of the conditions of the merger agreement and the approval of the Company's stockholders. The Company estimates the fees and expenses of this transaction, for which the Company is responsible, to be approximately $543,000. Of this amount, approximately $233,000 is payable only if the merger is consummated. Of the balance of $310,000, the Company expects to pay such fees and expenses from net cash provided by operations and current cash balances, and, with respect to the amount payable on consummation of the merger, from such balances at the time of the closing of the merger.

Inflation

                  The Company does not believe the effects of inflation have had a significant impact on its consolidated financial statements.

Compliance with Year 2000

                  Management has initiated a Company-wide program to prepare the Company's computer systems and applications for year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.

Cautionary Statement Concerning Forward-Looking Statements

                  This Form 10-K, including this Management's Discussion and Analysis, includes or may include certain forward-looking statements with respect to Faircom that involve risks and uncertainties. This Form 10-K contains certain forward-looking statements concerning financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although Faircom believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, Faircom claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which Faircom operate, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the costs of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. Such forward-looking statements speak only as of the date on which they are made, and Faircom undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If Faircom does update or correct one or more forward-looking statements, readers should not conclude that Faircom will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

                                   PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The names of the directors and executive officers of Faircom Inc. (the "Company") and certain information about them are set forth below:

                                                              Principal Occupation
Name                                Age                       for Past Five Years
----                                ---                       --------------------
Joel M. Fairman                     69                        Founder, President, Treasurer and
                                                              Chairman of the Board of the Company
                                                              since its inception in April 1984.  From
                                                              September 1965 until June 1984, Mr.
                                                              Fairman was employed in an executive
                                                              capacity by investment banking firms.

Anthony Pantaleoni                  58                        Secretary and director of the Company
                                                              since its inception in April 1984.  Mr.
                                                              Pantaleoni has been a partner in the
                                                              law firm of Fulbright & Jaworski L.L.P.
                                                              for more than five years.  Mr.
                                                              Pantaleoni also currently serves as a
                                                              director of Universal Health Services,
                                                              Inc., AAON Inc. and Westwood
                                                              Corporation.

Stephen C. Eyre                     75                        Director of the Company since May
                                                              1984.  From July 1985 to December
                                                              1997, Dr. Eyre was Executive Director
                                                              of The John A. Hartford Foundation.
                                                              From March 1983 through June 1985 he
                                                              was Distinguished Professor, Citicorp
                                                              Chair of Finance at Pace University,
                                                              New York City.  Prior to March 1983,
                                                              Dr. Eyre was a director of Citibank,
                                                              N.A. (December 1981 - March 1983),
                                                              Senior Vice-President and Secretary
                                                              (1980 - 1983) and Comptroller (1973 -
                                                              1980) of Citibank and Citicorp.  Dr.
                                                              Eyre currently serves as a director or
                                                              trustee of various Prudential Global
                                                              Equity and Money Market Funds.

John C. Jansing                     72                        Director of the Company since May
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
                                                              Growth Fund, Inc.; Lord Abbett Income
                                                              Fund, Inc.; and the Lord Abbett Tax
                                                              Free Income Fund, Inc.

John H. Wyant                       52                        Director of the Company since
                                                              September 1997.  Mr. Wyant has served
                                                              since its formation in 1992 as President
                                                              of Blue Chip Venture Company, a
                                                              venture capital investment firm which,
                                                              together with its affiliates, manages an
                                                              aggregate of approximately $180 million
                                                              of committed capital for investment in
                                                              privately held high growth companies.
                                                              From 1991 to 1992, Mr. Wyant served
                                                              as Executive Vice President, Corporate
                                                              Finance, of Gradison & Co., a financial
                                                              services firm, where his primary activity
                                                              was the development and formation of
                                                              Blue Chip Venture Company.  Mr.
                                                              Wyant was initially trained in
                                                              marketing with The Proctor & Gamble
                                                              Company and served in marketing and
                                                              general management positions with Taft
                                                              Broadcasting Company.  Subsequently,
                                                              he was Chief Executive Officer of Home
                                                              Entertainment Network and Nutrition
                                                              Technology Corporation, both venture
                                                              capital-backed companies.  Mr. Wyant is
                                                              also a director of Zaring National
                                                              Corporation, Ciao Cucina Corporation
                                                              and a number of privately held
                                                              companies.






John E. Risher                      58                        Senior Vice President of the Company
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

Eligibility

                  Employees (either full or part-time), directors and consultants to the Company and its subsidiaries, who are deemed to have the potential to contribute to the future success of the Company, are eligible to receive non-statutory stock options under the Plan. Until September 1994, full-time and part-time employees (including employees who are also directors of the Company or a subsidiary) and salaried directors, were eligible to receive incentive stock options. Approximately 97 employees of the Company and its subsidiaries are entitled to participate in the Plan.

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

Grants and Exercises under the Plan and Other Stock Options

                  During the fiscal year ended December 31, 1997, options to purchase an aggregate of 69,000 shares of Common Stock at a weighted average exercise price of $.53 per share were granted pursuant to the Plan. As of March 20, 1998, no options granted pursuant to the Plan had been exercised. On that date the bid and asked prices for the Common Stock as quoted on the OTC Bulletin Board were $.81 and $.94, respectively.

                  At June 30, 1997, in connection with the issuance of its Class A and Class B Convertible Subordinated Promissory Notes ("Notes"), the Company issued options to purchase 958,886 and 159,814 shares of its common stock at an exercise price of $.53 per share to its President and Senior Vice President, respectively. These options are exercisable through July 1, 2002 to the extent the Notes are converted to common stock. If less than all of the Notes are ultimately converted, the number of options will be reduced proportionately.

ITEM 11.          EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

                  The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to, or on behalf of, the Company's Chief Executive Officer for the fiscal years ended December 31, 1995, 1996 and 1997.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                                               Long Term Compensation
                                                                                  ------------------------------------------------
                                          Annual Compensation                                 Awards                     Payouts
                           --------------------------------------------------     -------------------------------      -----------
                                                                      Other                            Number of        Long Term
                                                                     Annual         Restricted        Securities        Incentive
Name and                                                             Compen-           Stock          Underlying           Plan
Principal Position         Year     Salary($)       Bonus ($)      sation ($)      Award(s) ($)         Options        Payouts ($)
------------------         ----     ---------       ---------      ----------      ------------       -----------      -----------
Joel M. Fairman,           1997     $125,438         $28,000        $2,459(1)           ---             958,886            ---
Chairman of the
Board, President and       1996     $102,672         $28,000        $2,024(1)           ---             118,182            ---
Treasurer
                           1995     $90,000          $15,000        $1,040(1)           ---             181,818            ---



                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                         All Other
Name and                 Compensa-
Principal Position       tion ($)
------------------       --------
Joel M. Fairman,         29,574(2)
Chairman of the
Board, President and     26,639(2)
Treasurer
                         28,960(2)


   (1)  Represents tax "gross up" for use of motor vehicle.

   (2) Represents tax "gross up" for premiums paid by the Company for a "key man" life insurance policy owned by Mr. Fairman.

                  The following table sets forth certain information concerning stock options granted to Joel M. Fairman and John E. Risher in the fiscal year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR


                           Number of
                          Securities   Percent of Total
                          Underlying    Options Granted     Exercise or                   Potential Realizable Value at
Name and                    Options     to Employees in        Base        Expiration  Assumed Annual Rates of Stock Price
Principal Position          Granted       Fiscal Year     Price ($/Sh)(1)     Date       Appreciation for Option Term(2)
------------------        ----------   ----------------   ---------------  ----------  -----------------------------------
                                                                                          5% ($)               10% ($)
                                                                                          ------               -------
Joel M. Fairman,            958,886          83.5%             .53          7/1/2002     $139,326              $307,994
Chairman of the
Board, President
and Treasurer

John E. Risher,              30,000           2.6%             .53          7/1/2002       $4,359               $23,221
Senior Vice
President                   159,214          17.9%             .53          7/1/2002       $9,636               $51,332



   (1) The exercise price per share under each option was at least equal to the fair market value of the Common Stock on the date of grant.

   (2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

                  The following table sets forth certain information concerning unexercised stock options granted to Joel M. Fairman and John E. Risher:


                      AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES



                                                                                             Value of Unexercised In-
                                                              Number of Unexercised          the-Money Options
                                                              Options FY-End                 at FY-End(1)
                                                              ---------------------          ------------------------
                                            Value Realized
                              Shares     (Market Price at
                           Acquired on       Exercise Less
Name                        Exercise        Exercise Price)   Exercisable     Unexercisable  Exercisable   Unexercisable
----                        ---------    ------------------   -----------     -------------  -----------   -------------
Joel M. Fairman                None              ---              300,000        958,886      $204,670        $304,686

John E. Risher                 None              ---              131,000        253,814       $78,645        $113,742



   (1) The "Value" set forth in this column is based on the difference between the fair market value at December 31, 1997 ($.84 per share as quoted on the OTC Bulletin Board), and the option exercise price, multiplied by the number of shares underlying the option.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                The following table sets forth, as of March 20, 1998, certain information with respect to all stockholders known to Faircom to beneficially own more than 5% of the Faircom Common Stock, and information with respect to Faircom Common Stock beneficially owned by each director of Faircom, the President of Faircom and all directors and executive officers of Faircom as a group. Except as otherwise specified, the stockholders listed in the table have sole voting and investment power with respect to Faircom Common Stock owned by them.



                    Name and Address of                                Number of Shares
                     Beneficial Owners                                Beneficially Owned(a)            Percent of Class
                    -------------------                               ---------------------            ----------------
Blue Chip Capital Fund II Limited..........................                14,492,085(b)                      66.3%
  Partnership
  2000 PNC Center
  201 East Fifth Street
  Cincinnati, Ohio 45202

Miami Valley Venture Fund L.P..............................                 2,557,427(c)                      25.7%
  2000 PNC Center
  201 East Fifth Street
  Cincinnati, Ohio 45202

John H. Wyant..............................................                17,049,512(d)                      69.8%
  c/o Blue Chip Venture Company, Ltd.
  2000 PNC Center
  201 East Fifth Street
  Cincinnati, Ohio 45202

PNC Bank, National Association, Trustee....................                 1,962,488(e)                      21.0%
  201 East Fifth Street
  Cincinnati, Ohio 45202

Joel M. Fairman............................................                 2,458,886(f)                      28.5%
  333 Glen Head Road
  Old Brookville, New York 11545

Don G. Hoff and Sandra Hoff................................                    430,000                         5.8%
  1 Via Capistrano
  Tiburon, California 94920

Ido Klear..................................................                    380,000                         5.2%
  111 Great Neck Road
  Great Neck, New York 11021

Anthony Pantaleoni.........................................                   110,000(g)                       1.5%
  666 Fifth Avenue
  New York, New York 10103

Stephen C. Eyre............................................                   139,000(g)                       1.9%
  69 Dogwood Lane
  Locust Valley, New York 11560








                    Name and Address of                                Number of Shares
                     Beneficial Owners                                Beneficially Owned(a)            Percent of Class
                    -------------------                               ---------------------            ----------------
John C. Jansing............................................                   153,500(g)                       2.1%
  162 South Beach Road
  Hobe Sound, Florida 33455

All officers and directors as a group (6 persons)..........                20,227,212(h)                      77.0%

------------------------

(a) The Securities and Exchange Commission has defined "beneficial ownership" to include sole or shared voting or investment power with respect to a security or the right to acquire beneficial ownership within 60 days. The number of shares indicated are owned with sole voting and investment power unless otherwise noted and includes certain shares held in the name of affiliated companies as to which beneficial ownership may be disclaimed.

(b) Represents: (A) 8,431,875 shares issuable upon conversion of Faircom's Class A Convertible Subordinated Promissory Note held by Blue Chip Capital Fund II Limited Partnership in the principal amount of $3,750,000; and (b) 6,060,210 shares issuable upon conversion of Faircom's Class B Convertible Subordinated Promissory Note held by Blue Chip Capital Fund II Limited Partnership in the aggregate principal amount of $3,900,000. See note (d) below.

(c) Represents: (A) 1,487,979 shares issuable upon conversion of Faircom's Class A Convertible Subordinated Promissory Note held by Miami Valley Venture Fund L.P., in the principal amount of $661,765; and (b) 1,069,448 shares issuable upon conversion of Faircom's Class B Convertible Subordinated Promissory Note held by Miami Valley Venture Fund L.P. in the principal amount of $688,235. See note (d) below.

(d) John H. Wyant, a director of Fairman, is a beneficial owner and manager of Blue Chip Venture Company Ltd., which is the general partner of Blue Chip Capital Fund II Limited Partnership, and Blue Chip Venture Company of Dayton, Ltd., an investment manager for Miami Valley Venture Fund L.P. Mr. Wyant disclaims beneficial ownership of the securities held by Blue Chip Capital Fund II Limited Partnership and Miami Valley Venture Fund L.P. See notes (b) and (c) above.

(e) Represents 1,322,646 shares issuable upon conversion of Faircom's Class A Convertible Subordinated Promissory Notes held by PNC Bank, National Association, Trustee in the principal amount of $588,235 and 639,842 shares issuable upon conversion of Faircom's Class B Convertible Subordinated Promissory Notes held by PNC Bank, National Association, Trustee in the principal amount of $411,765.

(f) Includes 1,258,886 shares issuable pursuant to stock options held by Mr. Fairman, including options granted under Faircom's Stock Option Plan (the "Plan") and outside the Plan.

(g) Includes 100,000 shares issuable pursuant to stock options held by each of Messrs. Pantaleoni, Eyre and Jansing under the Plan.

(h) Includes 1,849,700 shares issuable pursuant to stock options held by officers and directors of Faircom, including options granted under the Plan and outside the Plan, and 17,049,512 shares issuable upon conversion of Faircom's Class A and Class B Convertible Subordinated Promissory Notes held by Blue Chip Capital Fund II Limited Partnership and Miami Valley Fund L.P. See note (d) above.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                During the fiscal year ended December 31, 1997, Anthony Pantaleoni, Secretary and a Director of the Company, was a partner in the law firm of Fulbright & Jaworski L.L.P., which firm was retained by the Company during such fiscal year.

                As of June 30, 1997, the Company sold $10,000,000 aggregate principal amount of its convertible subordinated notes to Blue Chip Capital Fund II Limited Partnership ("Blue Chip") and Miami Valley Fund L.P. ("Miami Valley"). John H. Wyant, who was elected a director of Faircom on September 16, 1997, is a beneficial owner and manager of Blue Chip Venture Company Ltd., which is the general partner of Blue Chip, and Blue Chip Venture Company of Dayton, Ltd., an investment manager for Miami Valley.

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

              * 3.1   Certificate of Incorporation, as amended.

              * 3.2   By-Laws of the Company.

              * 21    Subsidiaries of the registrant.

                27    Financial Data Schedule.

(b) No reports on Form 8-K were filed during the period October 1, 1997 through December 31, 1997.




















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


                                          FAIRCOM INC.


                                          By /s/ Joel M. Fairman
                                             -------------------
                                             Joel M. Fairman
                                             President

March 30, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Title                           Date
        ---------              -----                           ----
By /s/ Joel M. Fairman        President, Treasurer             March 30, 1998
   -----------------------    and Chairman of the Board
   Joel M. Fairman            (Chief Executive, Financial
                              and Accounting Officer)


By /s/ Anthony Pantaleoni     Secretary and Director           March 30, 1998
   -----------------------
   Anthony Pantaleoni


By  /s/ Stephen C. Eyre       Director                         March 30, 1998
    ----------------------
    Stephen C. Eyre


By  ----------------------    Director                         March   , 1998
    John C. Jansing


By  /s/ John H. Wyant         Director                         March 30, 1998
    ----------------------
    John H. Wyant

                                                        FAIRCOM INC.




                                              CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K - ITEM 8 AND ITEMS 14 (A) (1) AND (2)
                                                   YEAR ENDED DECEMBER 31, 1997

                                                                   FAIRCOM INC.


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-3

CONSOLIDATED BALANCE SHEETS:
        December 31, 1997 and 1996                                  F-4

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
   YEARS ENDED DECEMBER 31, 1997:
        Statements of operations                                    F-5
        Statements of capital deficit                               F-6
        Statements of cash flows                                    F-7

SUMMARY OF ACCOUNTING POLICIES                               F-8 - F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-12 - F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Faircom Inc.

We have audited the consolidated balance sheets of Faircom Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, capital deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Faircom Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Mitchel Field, New York                                    /s/  BDO Seidman, LLP
January 21, 1998                                           ---------------------
                                                                BDO Seidman, LLP

                                                                   FAIRCOM INC.


                                                    CONSOLIDATED BALANCE SHEETS




December 31,                                                                                1997              1996
---------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 3)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   535,312        $  123,221
   Accounts receivable, less allowance of $32,000 and $20,000
      for possible losses                                                                 1,358,002         1,169,772
   Prepaid expenses                                                                          25,918            12,592
---------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                              1,919,232         1,305,585
---------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation and
   amortization (Note 1)                                                                  2,156,244         1,184,554
---------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of $784,791
   and $515,670 (Note 2)                                                                  7,701,341         1,627,767
OTHER ASSETS:
   Deferred financing costs                                                                 837,411           167,222
   Escrow deposit for purchase of radio station (Note 13)                                   100,000                 -
   Other                                                                                    296,326            41,325
---------------------------------------------------------------------------------------------------------------------
                                                                                          8,935,078         1,836,314
---------------------------------------------------------------------------------------------------------------------
                                                                                        $13,010,554        $4,326,453
=====================================================================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                     $    87,280        $   76,853
   Accrued expenses and liabilities                                                         163,805           199,054
   Taxes payable                                                                             70,150            10,150
   Current portion of interest payable (Note 3 (a))                                         108,391           226,417
   Current portion of long-term debt (Note 3)                                               430,005           552,000
   Current portion of obligations under capital leases                                            -             3,547
---------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                           859,631         1,068,021
LONG-TERM DEBT, less current portion (including $10,000,000 to
   a related party in 1997) (Note 3)                                                     21,911,661         7,276,884
INTEREST PAYABLE, less current portion (Note 3 (a))                                         353,063           350,494
DEFERRED RENTAL INCOME (Note 4)                                                              67,987           101,995
APPRAISAL RIGHT LIABILITY (Note 3 (b))                                                            -         1,015,000
---------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                23,192,342         9,812,394
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 (b) and 5)

CAPITAL DEFICIT (Notes 3 (b), 7 and 8):
   Common stock - $.01 par value, 35,000,000 shares
      authorized; 7,378,199 shares issued and outstanding                  73,782                  73,782
   Additional paid-in capital                                           2,605,813               2,605,813
   Deficit                                                            (12,861,383)             (8,165,536)
----------------------------------------------------------------------------------------------------------
        TOTAL CAPITAL DEFICIT                                         (10,181,788)             (5,485,941)
----------------------------------------------------------------------------------------------------------
                                                                     $ 13,010,554             $ 4,326,453
==========================================================================================================

                              See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.


                                          CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31,                                                              1997            1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
BROADCASTING REVENUES:
   Gross broadcasting revenues                                                  $  6,696,564      $5,517,586           $5,785,963
   Less: agency commissions                                                         (703,273)       (643,632)            (672,381)
-----------------------------------------------------------------------------------------------------------------------------------
      NET BROADCASTING REVENUES                                                    5,993,291       4,873,954            5,113,582
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Programming and technical expenses                                              1,590,531       1,218,160            1,229,333
   Selling, general and administrative expenses                                    2,269,800       1,775,059            1,716,858
   Depreciation and amortization                                                     726,564         321,263              351,257
   Corporate expenses                                                                391,252         336,643              304,653
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                                     4,978,147       3,651,125            3,602,101
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                             1,015,144       1,222,829            1,511,481
   Interest expense (including provision for appraisal rights of
      $215,000 in 1996 and $438,000 in 1995 (Note 3(b))                           (1,330,676)       (913,643)          (1,249,298)
   Other income                                                                       24,537           7,346               10,633
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEMS                        (290,995)        316,532              272,816
TAXES ON INCOME (Note 9)                                                              71,542          37,692               28,000
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                            (362,537)        278,840              244,816
-----------------------------------------------------------------------------------------------------------------------------------
EXTRAORDINARY ITEMS:
   Gain from debt extinguishment (Note 3(a))                                         370,060               -                    -
   Loss from debt extinguishment (Note 3(b))                                      (4,703,370)              -                    -
-----------------------------------------------------------------------------------------------------------------------------------
      Extraordinary items - net                                                   (4,333,310)              -                    -
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                $(4,695,847)     $  278,840          $   244,816
===================================================================================================================================
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK - ASSUMING NO
   DILUTION (Note 10):
      Income (loss) before extraordinary items                                         $(.05)           $.04                 $.03
      Extraordinary items                                                               (.59)              -                    -
-----------------------------------------------------------------------------------------------------------------------------------
        BASIC NET INCOME (LOSS) PER COMMON SHARE                                       $(.64)           $.04                 $.03
===================================================================================================================================
        WEIGHTED AVERAGE SHARES OUTSTANDING                                        7,378,199       7,378,199            7,378,199
===================================================================================================================================

DILUTED INCOME (LOSS) PER COMMON SHARE - ASSUMING ISSUANCE OF ALL DILUTIVE
   CONTINGENT SHARES (Note 10):
      Income (loss) before extraordinary items                                         $(.05)           $.02                 $.02
      Extraordinary items                                                               (.59)              -                    -
-----------------------------------------------------------------------------------------------------------------------------------
        DILUTED NET INCOME (LOSS) PER COMMON SHARE                                     $(.64)           $.02                 $.02
===================================================================================================================================
        WEIGHTED AVERAGE SHARES OUTSTANDING                                        7,378,199      16,459,701           16,459,701
===================================================================================================================================

                            See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.


                                     CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                    FOR THE THREE YEARS ENDED DECEMBER 31, 1997




                                            Common Stock
                                  ---------------------------------
                                                                          Additional
                                       Shares          Amount           paid-in capital          Deficit               Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1994                                7,378,199         $73,782             $2,605,813           $(8,689,192)         $(6,009,597)
   Net income for the year
       ended December 31,
       1995                                 -               -                      -               244,816              244,816
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1995                                7,378,199          73,782              2,605,813            (8,444,376)          (5,764,781)
   Net income for the year
       ended December 31,
       1996                                 -               -                      -               278,840              278,840
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1996                                7,378,199          73,782              2,605,813            (8,165,536)          (5,485,941)
   NET LOSS FOR THE
       YEAR ENDED
       DECEMBER 31,1997                     -               -                      -            (4,695,847)          (4,695,847)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
1997                                7,378,199         $73,782             $2,605,813          $(12,861,383)        $(10,181,788)
===================================================================================================================================


                          See accompanying summary of accounting policies and
                              notes to consolidated financial statements.

                                                                   FAIRCOM INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (NOTE 12)


Year ended December 31,                                                                  1997          1996            1995
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $ (4,695,847)     $278,840        $244,816
-------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                 726,564       323,474         351,257
        Amortization of deferred rental income                                        (34,008)      (34,005)        (34,000)
        Provision for doubtful accounts                                                46,308        23,449          16,428
        Provision for appraisal rights                                                      -       215,000         438,000
        Net loss from debt extinguishments                                          4,333,310             -               -
        Increase (decrease) in cash flows from changes in
           operating assets and liabilities, net of effects of
           purchase of radio stations:
           Accounts receivable                                                       (234,538)     (250,620)         (2,708)
           Prepaid expenses                                                           (13,326)       (6,809)         31,724
           Other assets                                                                     -        (1,325)              -
           Accounts payable                                                            10,427        17,907          13,907
           Accrued expenses and liabilities                                           (35,249)       (9,581)        (77,016)
           Taxes payable                                                               60,000       (10,000)       (100,918)
           Interest payable                                                           254,603      (167,714)        (61,978)
-------------------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                   5,114,091        99,776         574,696
-------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                             418,244       378,616         819,512
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Assets related to purchase of radio stations                                    (7,650,000)            -               -
   Capital expenditures                                                              (131,701)      (63,440)       (172,805)
   Acquisition of intangible assets                                                   (81,180)            -               -
   Escrow deposit for purchase of radio station                                      (100,000)            -               -
-------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                              (7,962,881)      (63,440)       (172,805)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment for deferred financing costs                                              (834,137)      (44,985)           (235)
   Proceeds from long-term debt                                                    23,000,000             -               -
   Principal payments on long-term debt                                            (7,805,588)     (493,249)       (515,556)
   Purchase of convertible and exchangeable debt                                   (5,385,000)            -               -
   Payment of appraisal right liability                                            (1,015,000)            -               -
   Principal payments under capital lease obligations                                  (3,547)      (17,253)        (19,660)
-------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES                                                       7,956,728      (555,487)       (535,451)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  412,091      (240,311)        111,256
CASH AND CASH EQUIVALENTS, beginning of year                                          123,221       363,532         252,276


Year ended December 31,                                                                1997          1996            1995
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                               $  535,312    $123,221       $363,532
===============================================================================================================================


                              See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   FAIRCOM INC.


                                                 SUMMARY OF ACCOUNTING POLICIES




ORGANIZATION AND                 Faircom Inc. (the "Company") owns and operates
BUSINESS                         radio stations through its wholly-owned
                                 subsidiaries in Flint, Michigan and, effective
                                 June 30, 1997, in Mansfield, Ohio.



PRINCIPLES OF                    The consolidated financial statements of the
CONSOLIDATION                    Company include the accounts of Faircom Inc.
                                 and its subsidiaries, Faircom Flint Inc.
                                 ("Flint"), and Faircom Mansfield Inc.
                                 ("Mansfield"), all of whose common stock is owned by the Company. All intercompany accounts and transactions are eliminated.
                                 Prior to January 1997, Mansfield was named
                                 Faircom Evansville Inc. and was inactive.



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



CASH AND CASH                    For purposes of the statement of cash flows,
EQUIVALENTS                      the Company considers all highly liquid
                                 financial instruments purchased with an
                                 original maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.



PROPERTY AND                     Property and equipment are stated at cost.
EQUIPMENT                        For financial reporting purposes, depreciation
                                 is determined using the straight-line method based upon the estimated useful lives of the various classes of assets, ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Both straight-line and accelerated methods are used for federal and state income tax purposes.

                                                                   FAIRCOM INC.


                                                 SUMMARY OF ACCOUNTING POLICIES


INTANGIBLE ASSETS                Intangible assets consist principally of the
                                 excess of the purchase price (including
                                 related acquisition costs) over the fair value of tangible assets of acquired radio stations, a substantial portion of which represents the value of Federal Communications Commission licenses. These assets are amortized on a straight-line basis over lives ranging from 15 to 40 years. Management evaluates the continuing realizability of the intangible assets by assessing projected future undiscounted cash flows of its radio stations.



LONG-LIVED ASSETS                The Company follows Statement of Financial
                                 Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS
                                 No. 121"). SFAS No. 121 requires, among other things, that losses resulting from impairment of assets expected to be held, and gains or losses from assets expected to be disposed of, be included as a component of income from continuing operations before taxes on income.



DEFERRED FINANCING               Deferred financing costs are amortized on a
COSTS AND OTHER                  straight-line basis over the term of the
ASSETS                           related debt. Non-compete agreements,
                                 comprising substantially all of  the category
                                 "other assets", are amortized over the terms of the related agreements.



APPRAISAL RIGHT                  The value of the appraisal right given to
                                 Citicorp Venture Capital, Ltd. ("CVC") in connection with its subordinated exchangeable note (see Note 3 (b)) was accrued at a discounted amount, based on the interest rate of the related note and the date on which the appraisal right was to become exercisable.
                                 Adjustments were made to this accrual based on the passage of time and changes in appraisal values. The appraisal right liability was extinguished as of June 30, 1997, the time that the related underlying debt was purchased
                                 (see Note 3(b)).



TAXES ON INCOME                  Income taxes are calculated using the
                                 liability method specified by Statement
                                 of Financial Accounting Standards (SFAS) No.
                                 109, "Accounting for Income Taxes".

                                                                   FAIRCOM INC.


                                                 SUMMARY OF ACCOUNTING POLICIES





REVENUE                          Revenue from radio advertisements, including
RECOGNITION                      barter transactions (advertising provided in
                                 exchange for goods and services), is recognized as income when the advertisements are broadcast. Revenue from barter transactions is recorded based on the estimated fair value of the goods and services received. The merchandise or services received as barter for advertising are charged to expense when used or provided. Any merchandise or services received prior to the broadcast of the related advertisements are recorded as a liability; if the advertisement is broadcast first, a receivable is recorded. Barter liabilities and receivables were not material at December 31, 1997 and 1996.



STOCK-BASED                      In 1996, the Company adopted the disclosure
COMPENSATION                     provisions of Statement of Financial
                                 Accounting Standards No. 123, "Accounting for
                                 Stock-Based Compensation" ("SFAS No. 123").
                                 SFAS No. 123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure.

                                 The disclosure provisions require the Company to disclose pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for stock options granted by the Company had been determined in accordance with the fair value method prescribed by SFAS No. 123.



ADVERTISING COSTS                Advertising costs are charged to expense
                                 as incurred and amounted to $75,858, $68,345 and $149,469 for the years ended December 31, 1997, 1996 and 1995, respectively.



NET INCOME (LOSS)                In February 1997, the Financial Accounting
PER COMMON SHARE                 Standards Board ("FASB") issued Statement of
                                 Financial Accounting Standards ("SFAS") No.
                                 128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing earnings per share than was previously required under the provisions of Accounting
                                 Principles Board Opinion No. 15 ("APB 15").
                                 Under SFAS No. 128, the Company is required to report both basic net income (loss) per common share and diluted net income (loss) per common share for all periods presented. The adoption of SFAS No. 128 had no effect on the per share amounts previously reported by the Company under APB 15.

                                                                   FAIRCOM INC.

                                                 SUMMARY OF ACCOUNTING POLICIES


                                 Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period. The effects of the assumed conversion of convertible debt on per share data have been reflected in the diluted calculation only for 1996 and 1995; such effects were not dilutive for 1997 (see Note 3 (b)). The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from the diluted per share calculations (see Notes 7 and 8).



RECENT ACCOUNTING                In June 1997, the FASB issued SFAS No. 130,
PRONOUNCEMENTS                   "Reporting Comprehensive Income."  This
                                 Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period of the financial statement. The Company is in the process of determining its preferred format.
                                 This Statement is effective for fiscal years beginning after December 15, 1997.

                                 Also in June 1997, the FASB issued SFAS No.
                                 131, "Disclosures about Segments of an
                                 Enterprise and Related Information." The
                                 Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company has not yet determined the impact, if any, of the Statement on its financial reporting.


     1.   PROPERTY AND                  Property and equipment consist of the following:
          EQUIPMENT

                                                          1997                   1996
-----------------------------------------------------------------------------------------
Land                                                 $   285,000            $   116,000
Buildings and improvements                               958,583                636,581
Towers and antenna systems                             1,457,564              1,182,526
Studio, technical and transmitting
   equipment                                           3,819,910              3,467,747
Office equipment, furniture and fixtures               1,043,648                941,665




                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------
                                                       7,564,705              6,344,519
Less: accumulated depreciation and
   amortization                                       (5,408,461)            (5,159,965)
-----------------------------------------------------------------------------------------
Net property and equipment                            $2,156,244             $1,184,554
=========================================================================================



    2.    INTANGIBLE ASSETS              Intangible assets consist of the
                                         following:


                                                              1997              1996
-----------------------------------------------------------------------------------------
Excess of purchase price over fair value of
   tangible assets of acquired radio stations
   (substantially related to the value of
   Federal Communications Commission
   licenses)                                               $8,255,940        $1,994,425

Related acquisition costs                                     216,209           135,029

Other                                                          13,983            13,983
-----------------------------------------------------------------------------------------

                                                            8,486,132         2,143,437

Less:  accumulated amortization                              (784,791)         (515,670)
-----------------------------------------------------------------------------------------

                                                           $7,701,341        $1,627,767
=========================================================================================


    3.    LONG-TERM DEBT                Long-term debt consists of the following:
          AND FAIR VALUE
          DISCLOSURES
                                                          1997                1996
---------------------------------------------------------------------------------------
Senior secured term and time notes
   (see (a) below)                                    $12,341,666          $7,147,254

Convertible and exchangeable
   subordinated promissory notes (see
   (b) below)                                          10,000,000             681,630
---------------------------------------------------------------------------------------
                                                       22,341,666           7,828,884

Less:  Current portion of long-term
   debt                                                  (430,005)           (552,000)



                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



---------------------------------------------------------------------------------------
                                                      $21,911,661          $7,276,884
=======================================================================================


                           (a)    Senior secured term and time notes

                                  In connection with the June 1997 Mansfield acquisition described in Note 12, the Company repaid its outstanding senior secured term and time notes, which had an aggregate principal balance of $7,371,000 at that time, and borrowed $12,500,000 from the same lender under an amended and restated loan agreement (the "1997 loan agreement"). The term notes under the 1997 loan agreement mature July 1, 2002 with optional renewal by the Company under certain circumstances for an additional five years. The principal balance is payable in varying monthly installments, ranging from $31,667 to $72,500, from August 1, 1997 through June 1, 2002, with the balance due on the maturity date. Interest on the term notes initially is at the rate of 4.50% over 30 day commercial paper rates.

                                  The borrowings are secured by all tangible and intangible property of Flint and Mansfield and all outstanding Flint and Mansfield common stock held by the Company, and are guaranteed by the Company.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                  The 1997 loan agreement contains certain financial and restrictive covenants, including maintenance of minimum operating income levels and debt coverage ratios, and limitations on capital expenditures, corporate expenses, additional indebtedness, mergers and dividend payments.

                                  As of the date that the Company entered into the 1997 loan agreement, certain accrued interest was extinguished, resulting in an extraordinary gain of $370,060.


                           (b) Convertible and exchangeable subordinated promissory notes

                                  As of June 30, 1997, the Company completed the sale of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 (the "Notes"). The Notes consist of Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000.

                                  The Class A Notes are convertible into
                                  11,242,500 shares of the Company's common stock, and the Class B Notes into 7,769,500 shares of common stock. The aggregate 19,012,000 of such shares on full conversion of the Notes would represent 67.1% of the Company's outstanding common stock on a fully diluted and adjusted basis. The Notes bear interest at 7% per annum, compounded quarterly, payable at the maturity of the Notes. The terms of the Securities Purchase Agreement applicable to the Class A and Class B Notes, as amended, provide that if the Company does not, on or before April 1, 1999, consummate a merger of the Company with another corporation on terms acceptable to the holders of the Notes, then upon notice from such holders, the Company shall take all action necessary to liquidate the Company and each of its subsidiaries on terms and conditions acceptable to such holders, such approval not to be unreasonably withheld. Subsequent to the sale of the Notes, an individual who is a beneficial owner and manager of the general partner of one of the holders of the Notes and of the investment manager of the other holder of the Notes became a director of the Company.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                  The proceeds from the sale of the Notes were used (i) to purchase for $6,400,000 from Citicorp Venture Capital, Ltd. ("Citicorp") the Company's 8.65% Senior Convertible Note ("Convertible Note") in the principal amount of $181,630 due December 1, 2004 and the Company's 10% Senior Exchangeable Note ("Exchangeable Note") in the principal amount of $500,000 due December 1, 2004, representing all of Citicorp's interests in the Company, and (ii) to pay a portion of the purchase price for the Mansfield acquisition, described in Note 12, and the legal and other fees and expenses of such acquisition. The Convertible Note was convertible into 9,081,502 shares of Common Stock, which would have represented 52.5% of the Company's fully diluted outstanding Common Stock prior to the acquisition and the financing activities described herein. The Exchangeable Note gave Citicorp the right to request, at any time after December 1, 1999, that $350,000 principal amount of such Note be exchanged for a payment equal to 19.99% of the appraised value, as defined, of the Company's subsidiary which owns and operates radio stations in Flint, Michigan.

                                  In connection with the purchase for
                                  $6,400,000 of the Citicorp notes, which had a principal amount aggregating $681,630, the Company's appraisal right liability of $1,015,000 was also extinguished. This debt extinguishment resulted in an extraordinary loss of $4,703,370.

                              Minimum annual maturities of the Company's long-term debt for the next five years are approximately as follows: 1998 - $430,000; 1999 - $554,000; 2000 - $688,000; 2001 -
                              $812,000; and 2002 - $19,858,000.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                  The Company estimates that the carrying
                                  amounts of its senior secured term and time notes, $12,341,666 and $7,147,254 at December
                                  31, 1997 and 1996, respectively, approximated their fair values at those dates, based on rates available to the Company for debt with similar terms and remaining maturities. The fair values of the convertible and exchangeable subordinated promissory notes are not readily determinable. Such debt was carried at $10,000,000 at December 31, 1997 and $1,696,630 (including a related appraisal right liability of $1,015,000) at December 31, 1996. The 1997 debt is convertible into common stock with a market value of approximately $16,000,000 at December 31, 1997. The 1996 debt was convertible into common stock with a market value of approximately $1,540,000 at December 31, 1996, and $350,000 of the debt was exchangeable into the aforementioned appraisal right. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amounts of stock that would be issuable upon conversion.




    4.   DEFERRED RENTAL          Effective January 1995, Flint, as lessor,
         INCOME                   entered into an operating lease agreement
                                  with a telecommunications company. The
                                  lessee agreed to arrange for the construction of a new radio tower and antenna at one of Flint's tower sites, at lessee's expense, and transfer title to those assets to Flint, in exchange for the right to use a portion of the new tower and related building facilities in its operations on a rent-free basis for five years. The lessee has three successive five-year renewal options, providing for no rent in the sixth year, a total of $18,000 rent in the seventh year, and annual increases of 4% beginning with the eighth year.

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

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     5.   COMMITMENTS             The Company has entered into an operating
                                  lease agreement for office space.

                                  The following is a schedule of approximate future minimum lease payments required under this lease:


                                      1998                          $22,200
                                      1999                           22,200
                                      2000                           22,200
                                      2001                            3,700
                                  -------------------------------------------
                                                                    $70,300
                                  ===========================================



                                  Rent expense was approximately $56,000,
                                  $46,000 and $32,000 for the years ended
                                  December 31, 1997, 1996 and 1995,
                                  respectively.



    6.   RETIREMENT PLANS         Effective January 1, 1995, the Company
                                  established a qualified salary reduction plan under Section 401(k) of the Internal Revenue
                                  Code for eligible employees. Under the plan, the Company may, but is not required to, make matching and discretionary contributions to participants' accounts. Matching contributions charged against operations amounted to $6,800 and $4,600 for the years ended December 31, 1996 and 1995, respectively. No matching contributions were made for the year ended December 31, 1997.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     7.   STOCK OPTION PLAN       The Company has a stock option plan (the
          AND OTHER STOCK         "Plan") under which 900,000 shares of common
          OPTIONS                 stock have been reserved for issuance. Under
                                  this Plan, the Company may grant options to purchase up to 900,000 shares of common stock in the form of either nonqualified stock options or incentive stock options ("ISOs").
                                  The Plan provides that the option price for the nonqualified options be determined by the Board of Directors at or prior to the time the option is granted (but in no event at a price below par value of the common stock) and for ISOs, at a price not less than 100% of the fair market value of the common stock at the date the option is granted, except for those individuals possessing more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries, for whom the price is not less than 110% of the fair market value of the common stock.


                                  The term of each option granted shall be determined by the Board of Directors, provided that the term for each ISO granted under the Plan not be more than 10 years from the date of the grant and the term for each option granted to an individual owning more than 10% of the combined voting power, as described above, not be more than five years.

                                  Under the terms of the Plan, the Company's right to grant additional ISOs terminated September 18, 1994, 10 years from the date the Plan was adopted by the Company's Board of Directors.

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

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                  At June 30, 1997, in connection with the issuance of its Class A and Class B Convertible Subordinated Notes ("Notes"), the Company issued options to purchase 958,886 and 159,814 shares of its common stock at an exercise price of $.53 per share to its President and Senior Vice President, respectively. These options are exercisable through July 1, 2002 to the extent the Notes are converted to common stock. If less than all of the Notes are ultimately converted, the number of options will be reduced proportionately. At the time when any portion of the Notes is converted and the proportionate number of options become exercisable, the Company will record a nonrecurring charge to operations based on the difference between the exercise price and the market value of the Company's common stock at that time. If all of the Notes had been converted and all of the options had been exercised at December 31, 1997, the charge to operations would have been approximately $355,000.

                                  Statement of Financial Accounting Standards
                                  No. 123, "Accounting for Stock-Based
                                  Compensation" ("SFAS No. 123") requires the
                                  Company to provide, beginning with 1995
                                  grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information is as follows:




                                         1997               1996                1995
-----------------------------------------------------------------------------------------
Pro forma net income
(loss)                              $(4,865,688)           $257,255            $220,071

Pro forma basic net
income (loss) per
common share                              $(.66)               $.03                $.03


-----------------------------------------------------------------------------------------

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  The weighted-average fair value per share for options granted was $.08, $.09 and $.08 in 1997, 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995 grants:



Dividends:                         None

Volatility:                        46.5%

Risk-free interest rate:           Ranging from
                                   6.28% to 6.38%

Expected term:                     5 years




Transactions involving options are summarized below:



                                      1997                        1996                        1995
                           ------------------------------------------------------------------------------------

                                              WEIGHTED-                 Weighted-                   Weighted-
                                              AVERAGE                    Average                     Average
                                              EXERCISE                  Exercise                    Exercise
                                   SHARES      PRICE          Shares     Price             Shares    Price
---------------------------------------------------------------------------------------------------------------
Outstanding, January 1            825,000     $.16           800,000      $.14             533,882    $.11

Granted                         1,187,700      .53           234,182       .19             309,318     .16

Cancelled                          69,000      .13           209,182       .13              43,200     .31



                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------
Outstanding, December 31        1,943,700     $.37           825,000      $.16            800,000     $.14
===============================================================================================================

Exercisable, December 31          721,000     $.20           676,000      $.16            661,000     $.14
===============================================================================================================

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                               The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                  Options Exercisable
                             ---------------------------------------       ----------------------
                                          Weighted-
                             Number         Average       Weighted-                    Weighted-
                             Outstanding  Remaining        Average          Number     Average
Exercise                        at       Contractual       Exercise       Exercisable  Exercise
Price                        12/31/97    Life (years)       Price         at 12/31/97    Price
-------------------------------------------------------------------------------------------------
 .13                            112,500       .5             $.13           105,000      $.13

 .16                            409,318      2.1              .16           352,818       .16

 .17                            139,182      3.9              .17           139,182       .17

 .22                             95,000      3.2              .22            55,000       .22

 .53                          1,187,700      4.5              .53            69,000       .53
-------------------------------------------------------------------------------------------------
                             1,943,700      2.8             $.37           721,000      $.20
=================================================================================================

                    Of the 1,943,700 options outstanding at December 31, 1997, 1,866,200 are nonqualified options and 77,500 are ISOs.



      8.   COMMON STOCK           At December 31, 1997, shares of the Company's
           SHARES RESERVED        authorized and unissued common stock were
                                  reserved for issuance upon conversion of convertible subordinated promissory notes and exercise of options, as follows:


Convertible subordinated promissory notes (Note 3 (b))             19,012,000

Stock options (Note 7)                                              1,943,700
-----------------------------------------------------------------------------
                                                                   20,955,700
=============================================================================

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






     9.   TAXES ON INCOME         The provision for federal and state income
                                  taxes consists of the following:

                                             1997               1996             1995
--------------------------------------------------------------------------------------
Current:
       Federal                             $     -           $152,000         $157,000
       State                                71,542             37,692           70,000
--------------------------------------------------------------------------------------
                                            71,542            189,692          227,000
Benefits of net operating loss
       carryforwards                             -            152,000          199,000
--------------------------------------------------------------------------------------
                                           $71,542           $ 37,692         $ 28,000
======================================================================================



                                  The net deferred tax asset consists of the following:

                                                                 1997             1996
----------------------------------------------------------------------------------------
Gross deferred asset for:
   Net operating loss carryforwards                        $2,448,000       $2,311,000
   Excess gain on debt restructuring for tax
      reporting purposes                                            -          186,000
   Alternative minimum tax credit
      carryforwards                                            35,000           35,000
----------------------------------------------------------------------------------------
        Subtotal                                            2,483,000        2,532,000
   Less: valuation allowance                               (2,483,000)      (2,532,000)
----------------------------------------------------------------------------------------
        Net                                               $         -       $        -
----------------------------------------------------------------------------------------



                                  The Company has provided valuation allowances equal to its deferred tax assets because of the uncertainty as to future utilization.

                                  The Company and its subsidiaries file
                                  consolidated federal and separate state
                                  income tax returns. At December 31, 1997, consolidated net operating loss carryforwards ("NOLs") for income tax purposes were approximately $6,800,000. Such NOLs may be limited as to use upon a significant change in the Company's ownership. The tax NOLs expire during the years 2002 to 2012.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The difference between the Company's effective tax rate on income before taxes on income and the federal statutory tax rate arises from the following:



                                          1997               1996                1995
-----------------------------------------------------------------------------------------
Federal tax expense at
   statutory rate                          34.0%              34.0%               34.0%

Federal taxes, based on
   alternative minimum
   calculation                                -                  -                 1.8

Loss from debt
   extinguishment - non-deductible        (34.6)                 -                   -

Amortization of
   intangibles and other
   non-deductible
   expenses                                (1.0)              31.9                47.6

Benefit of net operating
   losses                                     -              (48.0)              (72.8)

Changes in valuation
   allowance                                1.1              (13.9)                  -

State taxes, net of
   federal benefit                         (1.0)               7.9                16.9

Prior year's federal tax
   overaccrual                                -                  -               (17.2)
-----------------------------------------------------------------------------------------
Effective tax rate                         (1.5)%             11.9%               10.3%
=========================================================================================


There was no material income tax effect related to the extraordinary items described in Note 3.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.   NET INCOME (LOSS) PER
          COMMON SHARE              The following table sets forth the
              computation of basic and diluted net income (loss) per common share:

--------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                       1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Income (loss) before extraordinary items -
    basic                                                                $(362,537)          $278,840          $244,816
Addback:
   Interest from subordinated senior
      convertible note (net of tax effect)                                       -             13,840            14,093
--------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS -
   DILUTED                                                               $(362,537)          $292,680          $258,909
==========================================================================================================================
EXTRAORDINARY ITEMS - BASIC AND DILUTED                                $(4,333,310)          $      -          $      -
==========================================================================================================================
DENOMINATOR:
Weighted average shares outstanding
   Common stock - basic                                                  7,378,199          7,378,199         7,378,199
   Shares issuable upon assumed conversion of
      subordinated senior convertible note                                       -          9,081,502         9,081,502
--------------------------------------------------------------------------------------------------------------------------
   Common shares - diluted                                               7,378,199         16,459,701        16,459,701
==========================================================================================================================
BASIC INCOME (LOSS) PER SHARE OF COMMON
   STOCK - ASSUMING NO DILUTION:
   Income (loss) before extraordinary items                                  $(.05)              $.04              $.03
   Extraordinary items                                                        (.59)                 -                 -
--------------------------------------------------------------------------------------------------------------------------
      BASIC NET INCOME (LOSS) PER COMMON
        SHARE                                                                $(.64)              $.04              $.03
==========================================================================================================================
DILUTED INCOME (LOSS) PER COMMON SHARE ASSUMING ISSUANCE OF ALL DILUTIVE
CONTINGENT SHARES:
   Income (loss) before extraordinary items                                  $(.05)              $.02              $.02
   Extraordinary items                                                        (.59)                 -                 -
--------------------------------------------------------------------------------------------------------------------------
      DILUTED NET INCOME (LOSS) PER COMMON
        SHARE                                                                $(.64)              $.02              $.02
==========================================================================================================================


Note: The effects of the assumed exercise of outstanding options were not dilutive and, accordingly, have been
                                                                           F-27

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        excluded from the diluted per share calculations. The effects of the assumed conversion of convertible debt were not dilutive for 1997.

   11.   SUPPLEMENTAL CASH              (a)     Supplemental disclosure of cash flow information:
         FLOW INFORMATION


Year ended December 31,                 1997                1996              1995
-----------------------------------------------------------------------------------------
Interest paid during the year        $1,076,073         $  866,357         $  873,276
=========================================================================================
Income taxes paid during
the year                             $   71,542         $   43,592         $  133,257
=========================================================================================



                                        (b)   Supplemental disclosures of
                                              non-cash investing and financing
                                              activities:

                                              In January 1995, Flint received a
                                              tower and antenna, valued at
                                              $170,000, as an advance lease
                                              payment under the terms of an
                                              operating lease agreement (see
                                              Note 4).

                                              In June 1997, certain accrued
                                              interest was extinguished,
                                              resulting in an extraordinary
                                              gain of $370,060 (see Note 3
                                              (a)).



    12.   ACQUISITION OF RADIO             As of June 30, 1997, Mansfield
          STATIONS                         acquired the assets and operations
                                           of two commercial radio stations
                                           located in Mansfield, Ohio (the
                                           "Stations"), from an unrelated
                                           company and its principals, pursuant
                                           to the terms of an Asset Purchase
                                           Agreement, made as of May 20, 1997
                                           (the "Agreement"). Under the terms
                                           of the Agreement, the selling
                                           company received aggregate
                                           consideration of $7,350,000 in cash,
                                           which included $1 in consideration
                                           of a five-year non-compete
                                           agreement. In addition, the Company
                                           paid $300,000 in cash to one of the
                                           selling company's principals in
                                           consideration of a five year
                                           non-compete agreement. A substantial
                                           portion of the purchase price for
                                           the Stations was allocated to
                                           intangible assets, representing
                                           principally the value of the Federal
                                           Communications Commission licenses
                                           acquired. The acquisition of the
                                           Stations has been accounted for by
                                           the purchase method of accounting
                                           and, accordingly, the operating
                                           results of the Stations are included
                                           in the Company's consolidated
                                           results of operations from June 30,
                                           1997, the date of acquisition.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following are the Company's estimates of selected pro forma unaudited consolidated results as if the Stations had been acquired as of the beginning of 1996:

                                               1997                    1996
-------------------------------------------------------------------------------------
($000s except per share
amounts)

Net broadcasting revenues                     $7,154                  $7,152
=====================================================================================

Loss before extraordinary
items                                        $  (570)                $  (168)
=====================================================================================

Basic loss before
extraordinary items, per
common share                                 $  (.08)                $  (.02)
=====================================================================================



   13.   SUBSEQUENT             (a) On September 25, 1997, Mansfield filed an
         ACQUISITION AND            application with the Federal Communications
         PENDING MERGER             Commission ("FCC") to acquire the  assets
                                    and operations of radio station WSWR-FM, Shelby, Ohio, for $1,125,000. The net broadcasting revenues and results of operations of the Shelby station for 1997 were not material in relation to the Company's comparable amounts. Mansfield deposited $100,000 in escrow pursuant to the contract to acquire the Shelby station.
                                    The closing of this acquisition occurred in January 1998. In connection with the closing, the Company borrowed $1,100,000 from a holder of the Class A and Class B convertible subordinated promissory notes described in Note 3(b). To evidence this loan, the Company issued its Class C
                                    Subordinated Promissory Note, which bears interest at a rate of 14% per annum payable at maturity, and is payable on the earlier of April 1, 1999 or the closing of the merger described in the following paragraph.

                                                                   FAIRCOM INC.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                             (b) On December 5,1997, the Company signed an agreement to merge with Regent Communications, Inc., another group radio broadcaster. Under the terms of the agreement, Faircom will merge with and into a subsidiary of Regent. The shareholders of Faircom will receive shares of Regent Series C Convertible Preferred Stock, par value $.01 per share ("Series C Preferred Stock"). The Series C Preferred Stock has full voting rights, provides for annual cumulative dividends of 7%, and is convertible on a one-for-one basis (subject to adjustment in certain events) into the common stock, $.01 par value per share, of Regent. The Series C Preferred Stock is subject to mandatory conversion under certain circumstances. In the event of a liquidation of Regent, the Series C Preferred Stock has a preference in the amount of its stated value of $5.00 per share, together with accrued and unpaid dividends. In the merger, the outstanding shares of Faircom Common Stock will be exchanged for fully paid and nonassessable shares of Series C Preferred Stock, and each outstanding Faircom option will be converted into a Regent option entitling the holder to acquire, on equivalent terms, the same number of shares of Series C Preferred Stock as the holder would have been entitled to receive in the merger if such Faircom option had been exercised in full prior to the date of the merger. The number of shares of Series C Preferred Stock to be issued in the merger and issuable pursuant to Regent options to be received in exchange for Faircom options in the merger will be based upon an aggregate liquidation preference amount of $33,162,000, adjusted by the amount of Faircom's net working capital and decreased by its senior debt and by one-half of the prepayment premium on such senior debt to be paid at the closing of the merger, all as computed as of the last day of the month immediately preceding the closing date of the merger.

                                    As of the date of issuance of this report, the closing of the merger is still pending, subject to shareholder approval and satisfaction of certain other conditions.

                                                     FAIRCOM INC.








                                     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                                        FORM 10-K - ITEM 14 (D)
                                                              DECEMBER 31, 1997

                                                                   FAIRCOM INC.


                                                INDEX TO CONSOLIDATED FINANCIAL
                                                            STATEMENT SCHEDULES







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

      Schedule I - Condensed financial information of registrant   S-4 - S-7

      Schedule II - Valuation and qualifying accounts                    S-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Faircom Inc.


The audits referred to in our report dated January 21, 1998, relating to the consolidated financial statements of Faircom Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                                            /s/BDO Seidman, LLP
                                                            --------------------
                                                               BDO Seidman, LLP




Mitchel Field, New York
January 21, 1998

                                                                   FAIRCOM INC.

                                                                     SCHEDULE I
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  BALANCE SHEETS (COMPANY ONLY)


December 31,                                                                                   1997                1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $      11,478        $      7,014
   Other current assets                                                                           -               4,155
   Interest receivable from subsidiary                                                       92,944              29,004
---------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                                104,422              40,173
OFFICE EQUIPMENT, FURNITURE AND FIXTURES - NET                                                  630                 630
NOTES RECEIVABLE FROM SUBSIDIARIES (NOTE 2)                                               3,673,000           1,243,000
OTHER ASSETS, INCLUDING DEFERRED FINANCING COSTS OF
   $629,403 AND $6,016                                                                      630,728               7,341
---------------------------------------------------------------------------------------------------------------------------
                                                                                      $   4,408,780        $  1,291,144
===========================================================================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
   Accrued expenses and liabilities                                                   $      30,033        $    132,747
   Taxes payable                                                                                150                 150
---------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                              30,183             132,897
LONG-TERM DEBT                                                                           10,000,000             681,630
INTEREST PAYABLE                                                                            353,063                   -
APPRAISAL RIGHT LIABILITY                                                                         -           1,015,000
---------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                  10,383,246           1,829,527
---------------------------------------------------------------------------------------------------------------------------
EXCESS OF LOSSES AND PREFERRED STOCK DIVIDENDS OF
   SUBSIDIARIES OVER COST (NOTE 1)                                                        4,207,322           4,947,558
---------------------------------------------------------------------------------------------------------------------------
CAPITAL DEFICIT:
   Common stock                                                                              73,782              73,782
   Additional paid-in capital                                                             2,605,813           2,605,813
   Deficit                                                                              (12,861,383)         (8,165,536)
---------------------------------------------------------------------------------------------------------------------------
           TOTAL CAPITAL DEFICIT                                                        (10,181,788)         (5,485,941)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $  4,408,780         $ 1,291,144
===========================================================================================================================

                                                                   FAIRCOM INC.

                                                                     SCHEDULE I
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        STATEMENTS OF OPERATIONS (COMPANY ONLY)



Year ended December 31,                                                      1997                1996             1995
---------------------------------------------------------------------------------------------------------------------------
INCOME:
   Corporate overhead from subsidiaries
      (Note 3)                                                       $     172,000           $ 226,498       $  354,328
   Interest                                                                245,653             174,024          174,024
   Other                                                                       319                   -              367
---------------------------------------------------------------------------------------------------------------------------
                                                                           417,972             400,522          528,719
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Depreciation and amortization                                            72,514               3,035            3,035
   General and administrative                                              391,252             336,643          304,653
   Interest (including provision for appraisal
      rights of $215,000 in 1996 and $438,000
      in 1995)                                                             385,919             280,711          503,873
---------------------------------------------------------------------------------------------------------------------------
                                                                           849,685             620,389          811,561
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EQUITY IN INCOME AND
   EXTRAORDINARY GAIN OF SUBSIDIARIES; TAXES ON
   INCOME; AND EXTRAORDINARY LOSS                                         (431,713)           (219,867)        (282,842)
EQUITY IN INCOME AND EXTRAORDINARY GAIN OF
   SUBSIDIARIES (NOTE 1)                                                   439,236             500,399          527,658
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME AND
   EXTRAORDINARY LOSS                                                        7,523             280,532          244,816
TAXES ON INCOME                                                                  -               1,692                -
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY LOSS                                             7,523             278,840          244,816
EXTRAORDINARY LOSS FROM DEBT EXTINGUISHMENT                             (4,703,370)                  -                -
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                      $(4,695,847)          $ 278,840       $  244,816
===========================================================================================================================

                                                                   FAIRCOM INC.

                                                                     SCHEDULE I
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        STATEMENTS OF CASH FLOWS (COMPANY ONLY)


Year ended December 31,                                                     1997           1996           1995
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(4,695,847)     $  278,840      $ 244,816
---------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
        Depreciation and amortization                                       72,514           3,035          3,035
        Provision for appraisal right                                            -         215,000        438,000
        Equity in income and extraordinary gain
           of subsidiaries                                                (439,236)       (500,399)      (527,658)
        Extraordinary loss from debt
           extinguishment                                                4,703,370              -              -
        Increase (decrease) in cash flows from
           changes in operating assets and
           liabilities:
              Other current assets                                           4,155          (1,745)        (2,410)
              Other assets                                                       -          (1,325)             -
              Interest receivable from subsidiary                          (63,940)        (14,502)       (14,502)
              Accrued expenses and liabilities and
                taxes payable                                             (102,714)              -        (79,519)
              Interest payable                                             353,063               -         (1,663)
---------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                4,527,212        (299,936)      (184,717)
---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                           (168,635)        (21,096)        60,099
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in subsidiary                                               (301,000)              -              -
   Decrease (increase) in advances and loans to
      subsidiaries                                                      (2,430,000)          8,000         (8,000)
---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                         (2,731,000)          8,000         (8,000)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment for deferred financing costs                                   (695,901)              -              -
   Proceeds from long-term debt                                         10,000,000               -              -
   Purchase of convertible and exchangeable
      debt                                                              (5,385,000)              -              -
   Payment of appraisal right liability                                 (1,015,000)              -              -
   Payment of loan from subsidiary                                               -               -        (85,850)
---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                          2,904,099               -        (85,850)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               4,464         (13,096)       (33,751)
CASH AND CASH EQUIVALENTS, beginning of year                                 7,014          20,110         53,861
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                 $    11,478      $    7,014      $  20,110
=====================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

                                                                         1997                1996           1995
---------------------------------------------------------------------------------------------------------------------
   Interest paid during the year                                       $    32,856       $   65,711     $  67,537
=====================================================================================================================

                                                                   FAIRCOM INC.

                                                                     SCHEDULE I
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


    1.   INVESTMENTS IN                   The financial statements account for
         SUBSIDIARIES                     the Company's investment in its
                                          subsidiaries by the equity method of
                                          accounting and have been prepared for
                                          the purpose of presenting the
                                          financial position and operating
                                          results of the Company as a separate
                                          entity. The Company has also prepared
                                          consolidated financial statements of
                                          the Company and its subsidiaries which
                                          represent the primary financial
                                          statements.



    2.   NOTES RECEIVABLE                  Notes receivable from subsidiaries
         FROM SUBSIDIARIES                 consist of the following:

                                          December 31,                                          1997                1996
                                          --------------------------------------------------------------------------------------
                                          Faircom Flint Inc.                                 $1,523,000             $1,243,000

                                          Faircom Mansfield Inc.                              2,150,000                      -
                                          --------------------------------------------------------------------------------------
                                                                                             $3,673,000             $1,243,000
                                          ======================================================================================



                                          Interest on the Flint notes was at
                                          the rate of 14% per annum through
                                          June 30, 1997 and prime thereafter.
                                          Interest on the Mansfield notes is at
                                          prime. The prime rate was 8.5% at
                                          December 31, 1997. All of the notes
                                          mature on July 1, 2002.



    3.   CORPORATE                        The Company received $172,000,
         OVERHEAD                         $226,498 and $354,328 from its
                                          subsidiaries for corporate overhead,
                                          representing fees and expenses in
                                          connection with management and
                                          administrative services for the years
                                          ended December 31, 1997, 1996 and
                                          1995, respectively.

                                                                   FAIRCOM INC.


                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance at              Additions                                Balance at
                                                      beginning             charged to                                  end of
                                                        of year                expense       Deductions *                year
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful receivables:
   Years ended December 31,
                   1997                                 $20,000                $46,308         $34,308                 $32,000
===================================================================================================================================
                   1996                                 $20,000                $42,449         $42,449                 $20,000
===================================================================================================================================
                   1995                                 $20,000                $16,428         $16,428                 $20,000
===================================================================================================================================


(*)     Represents accounts written off against the reserve.