Form 10-Q
period 1998-03-31
FAIRCOM INC
filed 1998-05-14
CIK 810827

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ................

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

                                  Not Applicable
               _________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]          No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998:

Common Stock, par value $.01                           7,378,199
____________________________                      _________________
    (Title of each class)                         (Number of Shares)

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  FAIRCOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                         Three months ended            Three months ended
                           March 31, 1998                March 31, 1997
                         ------------------            ------------------

Gross broadcasting
     revenues                 $1,613,205                   $1,030,277
     Less: agency
         commissions            (148,128)                    (126,097)
                               ---------                      -------
     Net broadcasting
        revenues               1,465,077                      904,180
                               ---------                      -------

Operating expenses
     Programming and
          technical expenses     448,278                      293,856
     Selling, general and
          administrative
          expenses               650,633                      436,459
     Depreciation and
          amortization           290,548                       78,624
     Corporate expenses          113,528                      115,534
                                 -------                      -------
      Total operating expenses 1,503,087                      924,473
                               ---------                      -------
Loss from operations             (38,010)                     (20,293)
Interest expense                (503,770)                    (173,042)

Other income                      12,152                        1,584
                                --------                     --------
Loss before taxes on income     (529,628)                    (191,751)

Taxes on income                  (12,000)                     (16,000)
                                --------                     --------

Net Loss                      $ (541,628)                  $ (207,751)


Basic and diluted net loss
 per common share             $     (.07)                  $     (.03)
                              ==========                   ==========


Weighted average share
     outstanding               7,378,199                     7,378,199
                             ===========                   ===========

                                FAIRCOM INC.
                       CONSOLIDATED BALANCE SHEETS






                                                               March 31,
                                                                1998            December 31,
                                                             (UNAUDITED)            1997
                                                            -----------         -----------

ASSETS                                                      $   524,181         $   535,312
Current assets:
     Cash and cash equivalents
     Accounts receivable, less allowance
       of $32,000 for possible losses in
       1998 and 1997                                         1,086,206            1,358,002
     Prepaid expenses                                           59,048               25,918
                                                            -----------         -----------

          Total current assets                               1,669,435            1,919,232
                                                            -----------         -----------

Property and equipment, at cost                              7,786,383            7,564,705
     Less accumulated depreciation and
     amortization                                           (5,487,232)          (5,408,461)
                                                            -----------         -----------
          Property and equipment, net                        2,299,151            2,156,244
                                                            -----------         -----------

Intangible assets, net of accumulated
     amortization of $891,472 in 1998 and
     $784,790 in 1997                                        8,605,826            7,701,341
Other assets:
     Deferred financing costs                                  841,563              837,411
     Escow deposit for purchase of radio stations                    0              100,000
     Other                                                     469,584              296,326
                                                            -----------         -----------
                                                             9,916,973            8,935,078
                                                            -----------         -----------

                                                           $13,885,559          $13,010,554
                                                           ===========          ===========


LIABILITIES AND CAPITAL DEFICIT
-------------------------------
Current liabilities:
     Accounts payable                                      $   102,386          $    87,280
     Accrued expenses and liabilities                          354,950              163,805
     Taxes payable                                              88,623               70,150
     Current portion of interest payable                       104,433              108,391
     Current portion of long-term debt                         460,012              430,005
                                                            -----------         -----------
          Total current liabilities                          1,110,404              859,631

Long-term debt, less current portion                        22,886,652           21,911,661
Interest payable, less current portion                         552,434              353,063
Deferred rental income                                          59,485               67,987
                                                            -----------         -----------

     Total liabilities                                      24,608,975           23,102,342
                                                            -----------         -----------

Capital deficit:
     Common stock-$.01 par value, 35,000,000
      shares authorized; 7,378,199 shares
      issued and outstanding                                     73,782               73,782
     Additional paid-in capital                               2,605,813           2,605,813
     Deficit                                                (13,403,011)        (12,861,383)
                                                            -----------         -----------
          Total capital deficit                             (10,723,416)        (10,181,788)
                                                            -----------         -----------
                                                            $13,885,559         $13,010,554
                                                            ===========         ===========


                                     FAIRCOM INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)


                                                                  Three Months Ended
                                                          ---------------------------------
                                                          March 31, 1998     March 31, 1997
                                                          --------------     --------------

Cash flows from operating activities:
     Net loss                                               $  (541,628)       $ (207,751)
                                                            -----------        ----------
     Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
       Depreciation and amortization                            290,548            78,625
       Amortization of deferred
        rental income                                            (8,502)           (8,502)


       Increase (decrease) in caah flows
         from changes in operating
         assets and liabilities, net of effects
         of purchase of radio station:
         Account receivable                                     271,796           383,039
         Prepaid expenses                                       (33,130)          (47,869)
         Other assets                                             1,325                 0
         Account payable                                         15,106            (8,695)
         Accrued expenses and
         liablilities                                           191,145            (6,124)
        Taxes payable                                            18,473            11,318
        Interest payable                                        195,413           (16,972)
                                                            -----------        ----------
       Total adjustments                                        942,174           384,820
                                                            -----------        ----------

     Net cash provided by
         operating activities                                $  400,546        $  177,069
                                                            -----------        ----------


                              FAIRCOM INC.

                              (UNAUDITED)

                                                                   Three Months Ended
                                                           -----------------------------------
                                                           March 31, 1998       March 31, 1997
                                                           --------------       --------------
Cash flows from investing activities:
     Assets related to purchase of radio station           $ (1,205,000)          $          0
     Capital expenditures                                       (46,898)               (10,256)
     Acquisition of intangible assets                          (180,946)                     0
     Escrow deposits for purchase of radio stations             100,000               (400,000)
                                                           -------------          ------------

     Net cash used in
        investing activities                                 (1,332,844)              (410,256)
                                                           -------------          ------------

Cash flows from financing activities:
     Payments for deferred financing costs                      (83,831)               (52,618)
     Principal payments on long-term
        debt                                                    (95,002)              (138,000)
     Pincipal payments under capital
        lease obligations                                             0                 (3,547)
     Proceeds from aecured note payable                               0                400,000
     Peroceeds from subordinated note payable                 1,100,000                      0
                                                           -------------          ------------
        Net cash provided by
          financing activities                                  921,167                205,835
                                                           -------------          ------------

Net decrease in cash and cash
          equivalents                                           (11,131)               (27,352)
Cash and cash equivalents,
          beginning of period                                   535,312                123,221
                                                           -------------          ------------

Cash and cash equivalents,
          end of period                                    $    524,181           $     95,869
                                                           =============          ============



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

                       It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission.

                  2.   Net Loss Per Common Share

                       The effects of the assumed conversion of the Company's Convertible Subordinated Promissory Notes and the Company's Subordinated Senior Convertible Note and the assumed exercise of outstanding options were not dilutive and, accordingly, have been excluded from the diluted per share calculations for the three months ended March 31, 1998 and March 31, 1997.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The results of the Company's operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

                  As of June 30, 1997, the Company, through a wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), acquired the assets and operations of two radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio (the "Mansfield Stations") for aggregate cash consideration of $7,650,000. As of January 21, 1998, Faircom Mansfield purchased substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. The acquisitions have been accounted for as purchases, and accordingly the operating results of the Mansfield Stations and the Shelby Station have been included in the Consolidated Statements of Operations from their respective acquisition dates. The operating results of the Shelby Station, as so included in such Consolidated Statements of Operations for the three months ended March 31, 1998, were not material.

                  The increase in the Company's net broadcasting revenues in the three months ended March 31, 1998 as compared with the same period in 1997 resulted principally from the ownership and operation of the Mansfield Stations during the 1998 period. Net broadcasting revenues increased to $1,465,000 from $904,000, or 62.0%, in the 1998 period as compared with the 1997 period.

                  Programming and technical expenses and selling, general and administrative expenses increased in the three months ended March 31, 1998 as compared with the same 1997 period, principally as a result of the acquisition of the Mansfield Stations. Such increases were to $448,000 from $294,000, or 52.6%, and to $651,000 from $436,000, or 49.1%, respectively.

                  Operating expenses before depreciation, amortization and corporate expenses consequently increased in the three months ended March 31, 1998 as compared with the comparable period in 1997, primarily as a result of the acquisition of the Mansfield Stations. Such increase was to $1,099,000 from $730,000, or 50.5%, in the 1998 period as compared with the same period in 1997.

                  Net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses ("broadcast cash flow") increased 110.5% to $366,000 in the three months ended March 31, 1998 from $174,000 in the same period in 1997. This increase resulted from the acquisition of the Mansfield Stations as described above, offset somewhat by slightly lower broadcast cash flow from the Company's radio stations in Flint, Michigan.

                  Depreciation and amortization and interest expense increased in the three months ended March 31, 1998, as compared with the same period in 1997, as a result of the addition of assets and debt incurred in connection with the acquisition of the Mansfield Stations and the Shelby Station.

                  As a result principally of higher depreciation and amortization and interest expense in the three months ended March 31, 1998, offset in part by higher broadcast cash flow, net loss was $542,000 for the period in 1998 compared to net loss of $208,000 in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

                  In the three months ended March 31, 1998, net cash provided by operating activities was $401,000 compared with $177,000 provided by operating activities in the three months ended March 31, 1997. Net decrease in cash and cash equivalents was $11,000 in the 1998 period compared with a net decrease of $27,000 in the comparable 1997 period.

                  Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects such net cash to increase for the balance of 1998.

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

                  Based upon current interest rates, and assuming the merger with Regent is not consummated, the Company believes its interest payments for the balance of 1998 will be approximately $909,000. Scheduled debt principal payments are $335,000. Corporate expenses and capital expenditures for the remainder of 1998 are estimated to be approximately $296,000 and $153,000, respectively. The Company expects to be able to meet such interest expense, debt repayment, corporate expenses and capital expenditures, aggregating $1,693,000, from net cash provided by operations and current cash balances. For the years 1999 through 2001, currently scheduled debt principal payments average $685,000 yearly. Interest payments, corporate expenses and capital expenditures are expected to be approximately the same as projected for 1998, adjusted for inflation. The Company expects to be able to meet such cash requirements from net cash provided by operations and cash balances. The Company believes its $1,100,000 loan maturing April 1, 1999, and the balance of its long-term debt in the amount of $19,858,000, maturing July 1, 2002, will be refinanced at their respective maturity dates either from its current lenders or from other sources, if still outstanding.

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

                  On December 5, 1997, the Company announced that it had signed an agreement to merge with Regent, another group radio broadcaster. The Company anticipates a closing of the merger in the second quarter of 1998. The closing of the merger is subject to satisfaction of the conditions of the merger agreement and the approval of the Company's stockholders. The Company estimates the fees and expenses of this transaction, for which the Company is responsible, to be approximately $543,000. Of this amount, approximately $233,000 is payable only if the merger is consummated. Of the balance of $310,000, the Company expects to pay such fees and expenses from net cash provided by operations and current cash balances, and, with respect to the amount payable on consummation of the merger, from current cash balances at the time of the closing of the merger.

Cautionary Statement Concerning Forward-Looking Statements

                  This Form 10-Q includes or may include certain forward-looking statements with respect to the Company that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which the Company operates, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the costs of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. Such forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, readers should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART II.  OTHER INFORMATION


ITEM 1.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 Financial Data Schedule

                  All other items of this Part are inapplicable.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FAIRCOM INC.
                                                (Registrant)



                                                 /s/ Joel M. Fairman
                                                -----------------------
                                                Joel M. Fairman
                                                Chairman of the Board
                                                President and Treasurer
                                                (Principal Executive Officer
                                                and Chief Financial Officer)


Date: May 14, 1998